Form 10KSB40
period 2000-03-31
TEKRON INC
filed 2000-06-15
CIK 1106548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                       For the year ended March 31, 2000
                         Commission File Number 0-29493

                                  TEKRON, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          DELAWARE                                        51-0395658
          --------                                        ----------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


13123 Poway Road, Poway, CA                                  92064
---------------------------                                  -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


(619)692-5868
(ISSUER'S TELEPHONE NUMBER)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     [X]              No    [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


     Yes     [X]              No    [ ]


The issuer had no revenues for the year ended March 31, 2000.

As of March 31, 2000, the registrant had 4,104,000 shares of common stock, $.001 par value, issued and outstanding.



                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

Business Development

Tekron, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. From inception until December 1999, Management reviewed the marine services market while they completed contractual obligations for other businesses, and the Company had no material operating activities.

In late 1999, Management decided to modify its original concept to include pick-up and delivery services tailored specifically for boat owners in order to capitalize on the increased fragmentation of the marine service industry, and seek necessary capital in order that they could begin developing the Company's boat servicing business.

The Company received its initial funding through the sale of common stock to investors from the period of approximately December 1, 1997 until January 31, 1998. The Company offered and sold 91,000 common stock shares at $0.10 per share to non-affiliated private investors. The

Company relied upon Section 4(2) of the Securities Act of 1993, as amended (the "Act").

There have been no bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


Business of the Issuer

The Company intends to become a primary provider of boat maintenance and specialty services to two distinct target markets: the recreational boater who "trailers" his boat, and the owner of the over 28' boat whose vessel is kept moored and is in the water year-round. The first two markets the Company intends to service are the high vessel capacity ports and marinas of Los Angeles and San Diego, California.

According to the National Marine Manufacturers Association's research, most owners don't want to be bothered with boat, engine and trailer maintenance and repair. Over 40% of all marine maintenance is preventative ("Boating Market Evaluation and Opportunities Study" (C) 1996 NMMA). The company will concentrate on this preventative maintenance, while leaving the full repair services to the traditional marine dealerships. The company will offer the boat owner the same positive experience he's had when his car has been serviced by a typical fast lube auto center.

The small boat owner will be offered a new concept in boat maintenance. Utilizing marine service centers and mobile service trucks that can provide many of the services dockside or in the owner's driveway, the company will offer the following Marine Services Menu to the small boat owner:

     Basic Engine/Drive Periodic Maintenance: Oil/Filter Change, Fuel Filter Service, Lubrication, Hydraulic Fluid Top-Off, Multi-point Equipment Check

     Supplemental Engine/Drive Service Options: Winterization/Storage Prep, Engine Flush/Water Pump Check, Coolant Fill/Replacement, Fuel System Treatment, Prop Shaft Lube and Prop Check/Replacement, Corrosion Protection Treatment, Touch-Up Painting

     Boat Trailer Service Options: Wheel Bearing Lubrication,
     Lights/Harness/Connector Repair/Replacement, Winch/Line
     Check/Lube/Replacement, Tire Check/Replacement

     Boat Service Options: Pressure Spray Bottom Cleaning, Detailing, Shrink Wrap, Battery Maintenance/Replacement, Bilge Pump Check/Replacement, Fire Extinguisher Check/Replacement

For the 28' and larger boats which are typically left in the water for the boating season, the Company plans to provide on-site service where the boat is being docked (marinas, yacht clubs, personal docks, boat yards, etc.). The service requirements of this segment of the boating industry are highly specialized and require a commitment to the environment as well as the boat owner. Basic services, similar to those provided to the small boat owner, will be offered by "a lube shop on the water". The company will utilize marine quality high-pressure hoses to extract waste fluids from the engine, bilges and storage tanks. Multiple adapters such as metering guns will then be used to fill the engine or tanks with fresh oil. The utilization of advanced systems and engineering design will provide an environmentally safe and efficient way of handling hazardous fluids on the water. In addition to the marine services offered to the small boat owner, the following menu of Marine Services will be offered to the large boat owner:

     Bilge Cleaning: Anti-bacterial citrus-based degreaser pre-treatment, pressurized water cleaning, removal of bilge water and wastes, complete rinse

     Maintenance Plans: Weekly/Monthly complete system check, cleaning, bilge pump checks, safe harbor storm prep

     Specialty Services: Onboard delivery of water and ice, groceries, overnight laundry service, garbage pickup


Based upon Management's experience in the boating industry, the size and nature of the market is diverse and continues to grow at a steady rate. According to the National Marine Manufacturers Association, Market Statistics Department, January 2000 ((C) 2000 NMMA), in the United States, expenditures for boating have doubled from $11.2 million in 1993 to $22.9 million in 1999. The estimated number of boats owned in the U.S. in 1999 was 16.8 million. Per the Market Statistics Department analysis, the demographics of recent new boat buyers, excluding personal water craft and small aluminum fishing boats is comprised of the following:


                               Total      Cruiser Runabout  Fiberglass
                                                                Fishing
Median Age                     47         50         44         46
Median Income                  $71K       $134K      67K        64K
Married                        86%        86%        84%        89%
Managerial/Professional        58%        70%        49%        44%
Retired                        11%        11%        13%         9%
Other                          31%        19%        38%        47%


The "Boating Market Evaluation & Opportunities Study" issued by the National Marine Manufacturers Association ((C) 1996 NMMA) stated "The American consumer's hunger for water-based recreation and desire to own pleasure boats may be at an all-time high. But in order to grow, the industry providing products, sales and service to this widespread market will need to make fundamental changes to keep current boat owners satisfied and attract new customers."

The report goes on to state the service segment needs a "Cultural Change". "The treatment boat owners receive when seeking service will need to improve dramatically. Boat owners, like most other consumer durable product owners, are comparing service treatment to that of auto dealerships and find it hardly measures up. Service is the number one area cited that needs improvement." Members of the RPC (Research and Sales Promotion Committee) suggested that new service methods need to be researched.

The Company has a current business plan which proposes to utilize its founders' backgrounds to develop its business from the current concept stage into a unique marine service company offering quality and convenience coupled with basic servicing needs to a wide range of boating clientele. The business plan projects the Company will obtain a listing on the NASD's Over the Counter Electronic Bulletin Board during months one through three, prepare a private placement memorandum during months one through three, and raise capital of $3,000,000 through the sale of common stock in the private placement by, selling 3,000,000 shares at $1.00 per share, to accredited or sophisticated investors during months four through six. During month seven, after raising capital, the Company intends to open one service site for boats in Los Angeles, and one in San Diego, California. During months seven through twelve, in order to operate both service sites, the Company intends to expend $60,000 for two manager-service technicians, $120,000 for four service assistants, $25,000 for two office clerical employees, $20,000 for inventory, $200,000 for the purchase and outfitting of four service vehicles, $600,000 for purchase of four service vessels, $10,000 for set-up and maintenance of the Company's web site, $125,000 for advertising, $30,000 for one marketing manager, $110,000 for purchase of computers and fixed assets, and $62,000 for rent and other operating expenses.

The Company's current business plan provides for funding solely through private placement investment. Through Management's experience in business and banking, alternate sources of business funding include venture capital investment, personal loans from Management, and institutional loans. In the event the Company is not successful in obtaining funding through a private placement, Management believes the best alternative to advance the Company's business plan is for Management to loan funds to the Company sufficient to maintain the Company at a minimum level and delay the business plan steps until such time as private placement investment becomes available. The Company's officers and directors have not, as of the date of this filing loaned any funds to the Company. There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans. At this time, Management believes institutional loans are unavailable to the Company due to its development stage nature, and venture capital investment is not beneficial to the existing shareholders due to the fifty percent or greater amount of ownership normally required for venture capital funding.

The Company intends to offer information on its services to prospective clients on its web site, www.marineservice.net, which will feature available services, contact information and links. It also plans to advertise its web site and services on existing boating industry web sites, such as local yacht clubs in the Company's service area (i.e. the San Diego Yacht Club www.sdyc.org,) and purchase "banner ads" on the web pages of well-known regional boat supply companies such as West Marine and Boat-US. Magazine advertising in such trade publications as "Sail", "Sailing", "Boating", "Sea Magazine" and "Yachting" will also be researched, as well as area boat show booth rentals and direct distribution of marketing flyers to local marinas and yacht clubs.

The Company has no new product or service planned or announced to the public.

The size and financial strength of the Company's primary competitors, traditional boat repair companies, Boatside Services, Inc., and Naut-A-Care Marine Services are substantially greater than those of the Company. In examining major competitors Management has found at traditional boat repair companies, an average maintenance/repair takes two days and almost half of the repairs took four. The owner is also required to trailer his boat to the business, or for larger boats the maintenance must be done at the marina site of the business. The other two major competitors cater to the large boat owner, specializing in on-water service, but fail to address the needs of the small boat owner. However, the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the boat servicing market, however, the Company at this time has no market share of this market.

Management will rely on their combined experience and knowledge in the auto lube and boating industries. While the Company has no current contracts with boating service suppliers, Management is familiar with these manufacturers and suppliers such as Aqua Power Marine, Fram/Allied Signal, LubriMatic, Racor, Quaker State and Shell. Management feels that availability will not be a problem at any time, since it is aware of over two hundred suppliers of quality boating products. The Company will enter into agreements with manufacturers and suppliers per its business plan after raising capital during the first six months of its plan.

The Company will not depend on any one or a few major customers. The "Boating Market Evaluation & Opportunities Study" issued by the National Marine Manufacturers Association ((C) 1998 NMMA) reported United States Coast Guard boat registration filings for California as 895,000. The Company's target market for the first two years of its business plan is small and large boat owners in the harbors of San Diego, and Los Angeles California estimated at over 40% of the approximately 895,000 boats currently registered in the State of California. After two years of marketing in California, the Company intends to expand into the following boating markets identified by the NMMA 1998 study: Oregon and Washington - 250,000 registered boats, Northeastern seaboard states - 1,132,236 registered boats, Southeastern seaboard states - 1,503,552 registered boats, Great Lakes states - 2,834,545 registered boats.

The Company owns its Internet domain name, has setup its first web page "marineservice.net", has applied for U.S. trademark protection, and will expand its web site in the third quarter of 2000. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

The Company is not required to apply for or have any government approval for its products or services.

The Company will be subject to Federal environmental laws and regulations that relate directly or indirectly to its operations including the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and their implementing regulations, as well as numerous state and local environmental laws. These laws and regulations include: a) controlling the discharge of materials into the environment, b) requiring removal and cleanup under certain circumstances, c) requiring the proper handling and disposal of waste materials, and, d) requirements otherwise relating to the protection of the environment. These laws and regulations have become more stringent in recent years and may, in certain circumstances, assess administrative, civil and criminal penalties and impose "strict liability", rendering a company liable for environmental damage without regard to negligence or fault on the part of the company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws and regulations at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company will conduct its operations in substantial compliance with all applicable environmental laws and regulations.

The Company has not expended funds for research and development costs since inception.

Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company's business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.

The Company's business plan allows for maintaining insurance coverage against certain environmental liabilities, but there can be no assurance that such insurance will continue to be available or carried by the Company or, if available and carried, will be adequate to cover the Company's liability in the event of a catastrophic occurrence.

The Company's only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring thirteen new full time employees during the next twelve months.

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has not in the past provided an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company will be subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. The Company anticipates it will become subject to disclosure filing requirements effective sixty days after the date the Securities and Exchange Commission accepts its original Form 10-SB filing, and, after that date, will be required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required. The Company does not intend to voluntarily file the above reports in the event its obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


RISKS

Investors in the Company should be particularly aware of the inherent risks associated with the Company's business plan. These risks include but are not limited to:

   Development Stage Status of the Company

           The Company is in the developing or starting stages of its business plan and is therefore more vulnerable to unexpected or uncontrollable business and economic forces. It lacks any loyalty or name recognition from potential customers. A competitor may be able to market a similar service before the Company can complete its development efforts. Economic conditions such as a national recession or reduced boat sales or boat usage could lower Company revenues.

   Going Concern Uncertainty

           The Company may not have sufficient cash, assets, or revenues to cover its operating costs and allow it to continue as a going concern.

   Dependence on Equity Funding

           The Company's business plan requires that it successfully raise capital to advance its business plan through a private placement offering of its common stock in order to raise $3,000,000. If the Company is unsuccessful in raising funds, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps.

   Lack of Market Acceptance

           The Company's long-term viability is substantially dependent upon the widespread acceptance of the "auto-lube" concept for boats. There is no historic evidence that this type of business will be successful against competition from traditional boat repair and maintenance services. Without sufficient customers or revenues, the Company would experience a material adverse effect on the Company's business, financial condition, operating results and cash flows.

   Reliance on Current Management

           The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

   Management's Conflict of Interest

           The current officers, Mr. Chandler and Mr. Fulton, are the sole officers and directors of the company and have control in directing the activities of the company. Mr. Chandler is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $3,000,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.


Year 2000 Disclosure

For several years, users of computers in business applications were concerned that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. This date error problem was expected to cause computer system errors adversely affecting normal business activities in the first weeks of 2000.

The Company's business plan provided for the purchase of computer equipment and software during 2000. The Company's Management has hands-on familiarity with all of the software utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Management has discussed Year 2000 computer systems issues with proposed suppliers for the Company's business plan and they have confirmed their computer related systems are already Year 2000 compatible.

Management's sole Year 2000 compliance plan is to utilize only computer systems and software which are already Year 2000 compatible. Other than the aforementioned plan, Management has no current or contemplated Year 2000 contingency plans related to Year 2000 compliance problems.


ITEM 2    DESCRIPTION OF PROPERTY

The Company's principal executive office address is 13123 Poway Road, Poway, CA 92064. The principal executive office and telephone number are provided by Mr. Chandler, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $3,000,000 and then begins hiring new employees per its business plan.


ITEM 3    LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of March 31, 2000, the Company had 72 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


ITEM 6               MANAGEMENT'S PLAN OF OPERATION

The Company's current cash balance is $4,873. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the second quarter of 2000, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $9,100 in equity securities. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's business plan encompasses the following steps to implement its boat servicing business plan: after raising capital of $3,000,000 during the first six months, the Company intends to open one service site for boats in Los Angeles, and one in San Diego, California during month seven. During months seven through twelve, in order to operate both service sites, the Company intends to expend $60,000 for two manager-service technicians, $120,000 for four service assistants, $25,000 for two office clerical employees, $20,000 for inventory, $200,000 for the purchase and outfitting of four service vehicles, $600,000 for purchase of four service vessels, $10,000 for set-up and maintenance of the Company's web site, $125,000 for advertising, $30,000 for one marketing manager, $110,000 for purchase of computers and fixed assets, and $62,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by registering its Internet domain name on the Internet, applying for U.S. trademark protection, and plans to expand its web site in the third quarter of 2000. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego and Los Angeles, purchase vehicles and equipment, and begin development of its boat service operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated development of its service vehicles and vessels, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have not, as of the date of this filing loaned any funds to the Company. There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $110,000 in furniture, computers, software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of thirteen employees during the next twelve months.


ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, P.C., Certified Public Accountant, and have been so included in reliance upon the opinion of such accountant given upon his authority as an expert in auditing and accounting.

                                         Tekron, Inc.
                                (A Development Stage Company)


                                     FINANCIAL STATEMENTS

                                        March 31, 2000
                                        March 31, 1999
                                        March 31, 1998

                                TABLE OF CONTENTS


                                                                              PAGE #

        INDEPENDENT AUDITORS REPORT                                                1


        ASSETS                                                                     2


        LIABILITIES AND STOCKHOLDERS' EQUITY                                       3


        STATEMENT OF OPERATIONS                                                    4


        STATEMENT OF STOCKHOLDERS' EQUITY                                          5


        STATEMENT OF CASH FLOWS                                                    6


        NOTES TO FINANCIAL STATEMENTS                                           7-11

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                                  May 30, 2000
Tekron, Inc.
Poway, California

        I have audited the accompanying Balance Sheets of Tekron, Inc. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Dr.
Las Vegas, NV 89123
(702)361-8414

                                  Tekron, Inc.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS

                                              March         March         March
                                              31, 2000      31, 1999      31, 1998
                                              --------      --------      --------
CURRENT ASSETS                                $4,873        $9,100        $9,100
                                              ------        ------        ------
    TOTAL CURRENT ASSETS                      $4,873        $9,100        $9,100
                                              ------        ------        ------

OTHER ASSETS                                  $    0        $    0        $    0
                                              ------        ------        ------

    TOTAL OTHER ASSETS                        $    0        $    0        $    0
                                              ------        ------        ------


TOTAL ASSETS                                  $4,873        $9,100        $9,100
                                              ------        ------        ------










    The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March        March        March
                                                31, 2000     31, 1999     31, 1998
                                                --------     --------     --------
CURRENT LIABILITIES                             $    0       $    0       $    0

    TOTAL CURRENT LIABILITIES                   $    0       $    0       $    0

STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    Par value $0.00001

    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1998 -
    91,200 shares

    March 31, 1999 -
    91,200 shares                                                         $    1


    Common stock
    Par value $0.001
                                                             $    1
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 2000 -
    4,104,000 shares                            $4,104

    Additional Paid-In Capital                  +5,016       +9,119       +9,119

    Deficit accumulated during

    The Development stage                       -4,247          -20          -20
                                                ------       ------       ------
TOTAL STOCKHOLDERS' EQUITY                      $4,873       $9,100       $9,100
                                                ------       ------       ------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                           $4,873       $9,100       $9,100
                                                ------       ------       ------





    The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                              Year           Year          Year        May 31,1994
                              Ended          Ended         Ended       (Inception)
                             Mar. 31,       Mar. 31,      Mar. 31,      to Mar. 31,
                              2000           1999          1998           2000
                              ----           ----          ----           ----
INCOME

Revenue                    $        0     $        0     $        0     $        0
                           ----------     ----------     ----------     ----------


EXPENSES

General, Selling and

Administrative             $    4,227     $        0     $        0     $    4,247
                           ----------     ----------     ----------     ----------

        TOTAL EXPENSES     $    4,227     $        0     $        0     $    4,247
                           ----------     ----------     ----------     ----------

NET PROFIT/LOSS (-)        $   -4,227     $        0     $        0     $   -4,247
                           ----------     ----------     ----------     ----------


Net Loss per share -
    Basic and diluted
    (Note #2)              $   -.0010     $      NIL     $      NIL     $   -.0010
                           ----------     ----------     ----------     ----------

Weighted average
Number of common
shares outstanding          4,104,000      4,104,000      4,104,000      4,104,000
                           ----------     ----------     ----------     ----------



    The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Additional  Accumu-
                          Common      Stock     paid-in     lated
                          Shares      Amount    Capital    Deficit
                          ------      ------   ----------  -------
Balance,
March 31, 1997                200     $    1     $   19     $  -20

January 31, 1998
Issued For Cash            91,000          0      9,100

Net loss year ended
March 31, 1998                                                   0
                        ---------     ------     ------     -------

Balance,
March 31, 1998             91,200     $    1     $9,119     $  -20

Net loss year ended
March 31, 1999                                                   0
                        ---------     ------     ------     -------

Balance,
March 31, 1999             91,200     $    1     $9,119     $  -20

September 16, 1999
Changed Par Value
From $0.00001
To $0.001                                +90        -90

December 8, 1999
Forward Stock Split
45 for 1                4,012,800     +4,013     -4,013

Net Loss year ended
March 31, 2000                                              -4,227
                        ---------     ------     ------     -------

Balance,
March 31, 2000          4,104,000     $4,104     $5,016     $-4,247
                        ---------     ------     ------     -------





    The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                              Year       Year      Year     May 31,1994
                              Ended      Ended     Ended    (Inception)
                             Mar. 31,   Mar. 31,  Mar. 31,   to Mar. 31,
                               2000      1999       1998       2000
Cash Flows from
Operating Activities

    Net Loss                 $-4,227    $    0     $    0     $-4,247

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                   0         0          0         +20

Changes in assets and
Liabilities                        0         0          0           0
                             -------    ------     ------     -------

Net cash used in
Operating activities         $-4,227    $    0     $    0     $-4,227

Cash Flows from

Investing Activities               0         0          0           0

Cash Flows from
Financing Activities

    Issuance of Common

    Stock for Cash                 0         0     +9,100      +9,100
                             -------    ------     ------     -------

Net Increase (decrease)      $-4,227    $    0     $    0     $+4,873

Cash,
Beginning of period            9,100     9,100          0           0
                             -------    ------     ------     -------

Cash, End of Period          $ 4,873    $9,100     $9,100     $ 4,873
                             -------    ------     ------     -------





    The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

               March 31, 2000, March 31, 1999, and March 31, 1998



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized May 31, 1994, under the laws of the State of Delaware as Tekron, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

                                  Tekron, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               March 31, 2000, March 31, 1999, and March 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Reporting on Costs of Start-Up Activities

               Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

                                  Tekron, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               March 31, 2000, March 31, 1999, and March 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year End

        The Company has selected March 31st as its fiscal year-end.

NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Delaware, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2000 is as follows:

              Net operation loss carry forward                     $       4,247
              Valuation allowance                                  $       4,247

              Net deferred tax asset                               $           0


        The federal net operating loss carry forward will expire between 2015 and 2020.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                                  Tekron, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               March 31, 2000, March 31, 1999, and March 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 20,000,000 shares with a par value $0.001 per share.

        Preferred Stock

        Tekron, Inc. has no preferred stock.

        On September 15, 1994, the Company issued 200 shares of its $0.00001 par value common stock in consideration of $0.10 per-share ($20.00) to its directors.

        On January 31, 1998, the Company issued 91,000 shares of its $0.00001 par value common stock for cash of $9,100.

        On September 16, 1999, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

        On December 8, 1999, the Company approved a forward stock split on the basis of 45 for 1, thus increasing the common stock from 91,200 shares 4,104,000 shares.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free.

                                  Tekron, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (Continued)

               March 31, 2000, March 31, 1999, and March 31, 1998


NOTE 6 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]



To Whom It May Concern:                                             May 30, 2000

     The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of May 30, 2000, on the Financial Statements of Tekron, Inc., as of March 31, 2000, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.



Very truly yours,


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Dr.
Las Vegas, NV 89123
(702)361-8414

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address                Age       Position            Date First Elected        Term Expires
Andrew Chandler               40        President,          9/15/94                   3/31/01
13123 Poway Road                        Secretary,
Poway, CA 92064                         Director


Don Fulton                    60        Treasurer,          9/15/94                   3/31/01
13123 Poway Road                        Director
Poway, CA 92064

Each of the foregoing persons, Mr. Chandler and Mr. Fulton, may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933. Mr. Chandler and Mr. Fulton are the only promoters of the Company.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.


RESUMES

Andrew Chandler, President, Secretary & Director

1994 - Current      President and owner of Quik Lube, Inc. in Poway, California.
                    Quik Lube provides a full line of automobile services from basic lubrication and oil changes to extensive automobile repairs such as radiators, brakes, air conditioning, electrical systems, suspension parts, engine rebuilding, and transmission repair.

Don Fulton, Treasurer & Director

Current             Retired

1987 - 1999         Union Bank of California. Manager of corporate commercial
                    lending. Flag Member in good standing with San Diego and Southwestern Yacht Clubs. Member of PHRF Racing Association, a handicapping association of buoy and off-shore race teams, since 1976. Member of the San Diego Racing Fleet. Has participated in annual yacht races from California to Mexico in the San Diego/Ensenada races and Newport Beach/Ensenada races for over thirty years. Also has participated in California yacht races such as the Coronado Islands
                    Regattas. Owner and captain of three sailboats ranging in size from twenty eight feet to thirty five feet.

1969                B.A. Political Science, San Diego State University


ITEM 10   EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                                  Summary Compensation Table

Name &           Year     Salary     Bonus    Other    Restricted  Options  LTIP      All other
principle                   ($)       ($)    annual    stock       SARs     Payouts   compen-
position                                     compen-   awards($)     ($)              sation($)
                                             sation($)
-----------------------------------------------------------------------------------------------
A Chandler       1996       -0-       -0-       -0-       -0-       -0-       -0-       -0-
President        1997       -0-       -0-       -0-       -0-       -0-       -0-       -0-
                 1998       -0-       -0-       -0-       -0-       -0-       -0-       -0-


D Fulton         1996       -0-       -0-       -0-       -0-       -0-       -0-       -0-
Director         1997       -0-       -0-       -0-       -0-       -0-       -0-       -0-
                 1998       -0-       -0-       -0-       -0-       -0-       -0-       -0-


There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Chandler for administrative services and services related to the Company's business plan 100 shares of the Company's common stock on September 15, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On December 8, 1999, 4,400 shares of the Company's common stock were issued to him per a 45 for 1 stock split.

The Board agreed to pay Mr. Fulton for administrative services and services related to the Company's business plan 100 shares of the Company's common stock on September 15, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On December 8, 1999, 4,400 shares of the Company's common stock were issued to him per a 45 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $15,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31, 2000:


Title Of             Name &                      Amount &               Percent
Class                Address                     Nature of owner        Owned

Common               Andrew Chandler             4,500 (a)              1%
                     13123 Poway Road
                     Poway, CA 92064

Common               Don Fulton                  4,500 (b)              1%
                     13123 Poway Road
                     Poway, CA 92064

Total Shares Owned by Officers & Directors
As a Group                                       9,000                  2%



(a) Mr. Chandler received 100 shares of the Company's common stock on September 15, 1994 for administrative services and services related to the Company's business plan. 4,400 shares of the Company's common stock were issued to him per a 45 for 1 stock split on December 8, 1999.

(b) Mr. Fulton received 100 shares of the Company's common stock on September 15, 1994 for administrative services and services related to the Company's business plan. 4,400 shares of the Company's common stock were issued to him per a 45 for 1 stock split on December 8, 1999.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Chandler, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.


ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           Exhibit 27    Financial Data Schedule

           Reports filed on Form 8-K: None

           Reports required to be filed by Regulation S-X:  None



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Tekron, Inc.




Date       6/12/2000                   By     /s/ Andrew Chandler
                                            -------------------------------
                                           Andrew Chandler, President & Director



Date       6/12/2000                   By     /s/ Don Fulton
                                           ---------------------------------
                                           Don Fulton, Treasurer & Director