Form 10QSB
period 2000-09-30
TEKRON INC
filed 2000-10-19
CIK 1106548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2000
                         Commission File Number 0-29493

                                  TEKRON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                               51-0395658
           --------                               ----------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                        13123 POWAY ROAD, POWAY, CA 92064
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-5868
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                           No
                    -------                          -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 2000, the registrant had 4,104,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                  TEKRON, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                                             6 Months      Year
                                                              Ended        Ended
                                                             9/30/00      3/31/00


                   ASSETS

CURRENT ASSETS
     CASH                                                         726      4,873
                                                              ------------------
TOTAL CURRENT ASSETS                                              726      4,873

FIXED ASSETS
                                                              ------------------
NET FIXED ASSETS                                                    0          0

OTHER ASSETS
     ORGANIZATION COSTS                                             0          0
     LESS AMORTIZATION                                              0          0
                                                              ------------------
TOTAL OTHER ASSETS                                                  0          0
                                                              ------------------
TOTAL ASSETS                                                      726      4,873
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
                                                              ------------------
TOTAL CURRENT LIABILITIES                                           0          0

LONG TERM LIABILITIES
                                                              ------------------
TOTAL LONG TERM LIABILITIES                                         0          0
                                                              ------------------
TOTAL LIABILITIES                                                   0          0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                             4,104      4,104
     20,000,000 shares authorized, 4,104,000 issued
     and outstanding at 9/30/00 and 4,104,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                                5,016      5,016

     BEGINNING RETAINED DEFICIT                                -4,247        -20
     NET LOSS                                                  -4,147     -4,227
                                                              ------------------
     ENDING RETAINED DEFICIT                                   -8,394     -4,247
                                                              ------------------
TOTAL STOCKHOLDERS' EQUITY                                        726      4,873
                                                              ------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                 726      4,873
                                                              ==================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  TEKRON, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                         5/31/94
                                            6 Months     6 Months    3 Months    3 Months      Year         Year       (Inception)
                                             Ended        Ended        Ended      Ended        Ended        Ended          To
                                            9/30/00      9/30/99      6/30/00    6/30/99      3/31/00      3/31/99       9/30/99
REVENUE
                                          --------------------------------------------------------------------------------------
TOTAL REVENUE                                      0            0            0          0            0            0            0

DIRECT COSTS
                                          --------------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                           0            0            0          0            0            0            0
                                          --------------------------------------------------------------------------------------
GROSS PROFIT                                       0            0            0          0            0            0            0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE             862            0        4,147          0         4227            0         8394
                                          --------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         862            0        4,147          0        4,227            0        8,394
                                          --------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                            -862            0       -4,147          0       -4,227            0       -8,394

OTHER INCOME & EXPENSE
                                          --------------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                       0            0            0          0            0            0            0
                                          --------------------------------------------------------------------------------------
LOSS BEFORE TAXES                               -862            0       -4,147          0       -4,227            0       -8,394
                                          --------------------------------------------------------------------------------------
NET LOSS                                        -862            0       -4,147          0       -4,227            0       -8,394
                                          ======================================================================================


NET LOSS PER SHARE                           -0.0002          NIL      -0.0010        NIL      -0.0010          NIL      -0.0020


WEIGHTED AVERAGE NUMBER OF COMMON          4,104,000    4,104,000    4,104,000  4,104,000    4,104,000    4,104,000    4,104,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  TEKRON, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                      5/31/94
                                               6 Months     6 Months  3 Months     3 Months    Year         Year     (Inception)
                                                Ended        Ended      Ended       Ended      Ended        Ended        To
                                               9/30/00      9/30/99    6/30/00     6/30/99    3/31/00      3/31/99    9/30/00


CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                   -862           0       -4,147          0       -4,227          0      -8,394

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES              0           0           0           0            0          0          20
     ISSUE COMMON STOCK

                                               ------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES           -862           0       -4,147          0       -4,227          0      -8,374

CASH FLOWS FROM INVESTING ACTIVITIES               0           0           0           0            0          0           0

CASH FLOWS FROM FINANCING ACTIVITIES               0           0           0           0            0          0       9,100

                                               ------------------------------------------------------------------------------------
NET INCREASE (DECREASE)                         -862           0       -4,147          0       -4,227          0         726

CASH BEGINNING OF PERIOD                       1,588       9,100        4,873      9,100        9,100      9,100           0

                                               ------------------------------------------------------------------------------------
CASH END OF PERIOD                               726       9,100          726      9,100        4,873      9,100         726


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2000 and 1999, and the results of operations and cash flows for the six months ended September 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to September 30, 2000. The accompanying financial statements have been adjusted as of September 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the six months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000.

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

PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $4147 through September 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a) Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal
                         quarter ended September 30, 2000


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.


                               /s/ Andrew Chandler
Dated: October 17, 2000        --------------------------------------------
                               Andrew Chandler
                               President and Chief Executive Officer