Form 10QSB
period 2000-12-31
TEKRON INC
filed 2001-02-05
CIK 1106548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-29493

                                  TEKRON, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   51-0395658
         --------                                   ----------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                        13123 POWAY ROAD, POWAY, CA 92064
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

As of December 31, 2000, the registrant had 4,104,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                  TEKRON, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS

                                                          9 Months       Year
                                                           Ended        Ended
                                                          12/31/00     3/31/00
CURRENT ASSETS
     CASH                                                       529      4,873

                                                         ----------------------
TOTAL CURRENT ASSETS                                            529      4,873

FIXED ASSETS

                                                         ----------------------
NET FIXED ASSETS                                                  0          0

OTHER ASSETS
     ORGANIZATION COSTS                                           0          0
     LESS AMORTIZATION                                            0          0

                                                         ----------------------
TOTAL OTHER ASSETS                                                0          0

                                                         ----------------------
TOTAL ASSETS                                                    529      4,873
                                                         ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                                         ----------------------
TOTAL CURRENT LIABILITIES                                         0          0

LONG TERM LIABILITIES

                                                         ----------------------
TOTAL LONG TERM LIABILITIES                                       0          0

                                                         ----------------------
TOTAL LIABILITIES                                                 0          0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                           4,104      4,104
     20,000,000 shares authorized, 4,104,000 issued
     and outstanding at 12/31/00 and 4,104,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                              5,016      5,016

     BEGINNING RETAINED DEFICIT                              -4,247        -20
     NET LOSS                                                -4,344     -4,227

                                                         ----------------------
     ENDING RETAINED DEFICIT                                 -8,591     -4,247

                                                         ----------------------
TOTAL STOCKHOLDERS' EQUITY                                      529      4,873

                                                         ----------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                               529      4,873
                                                         ======================



                       SEE NOTES TO FINANCIAL STATEMENTS

                                      TEKRON, INC.
                                STATEMENTS OF OPERATIONS
                              (a Development Stage Company)
                                        UNAUDITED


                                                                                                                5/31/94
                                               3 Months   3 Months                        Year       Year      (Inception)
                                                 Ended     Ended       YTD        YTD     Ended      Ended         To
                                               12/31/00   12/31/99   12/31/00   12/31/99  3/31/00    3/31/99    12/31/00
REVENUE

                                               ---------------------------------------------------------------------------
TOTAL REVENUE                                          0          0          0          0          0         0          0

DIRECT COSTS



                                               ---------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                               0          0          0          0          0         0          0

                                               ---------------------------------------------------------------------------
GROSS PROFIT                                           0          0          0          0          0         0          0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE                 197          0      4,344          0       4227         0       8591

                                               ---------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             197          0      4,344          0      4,227         0      8,591


                                               ---------------------------------------------------------------------------
LOSS FROM OPERATIONS                                -197          0     -4,344          0     -4,227         0     -8,591


OTHER INCOME & EXPENSE


                                               ---------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                           0          0          0          0          0         0          0

                                               ---------------------------------------------------------------------------
LOSS BEFORE TAXES                                   -197          0     -4,344          0     -4,227         0     -8,591


                                               ---------------------------------------------------------------------------
NET LOSS                                            -197          0     -4,344          0     -4,227         0     -8,591
                                               ===========================================================================


NET LOSS PER SHARE                                   NIL        NIL    -0.0011        NIL    -0.0010       NIL    -0.0021


WEIGHTED AVERAGE NUMBER OF                     4,104,000  4,104,000  4,104,000  4,104,000  4,104,000 4,104,000  4,104,000
COMMON SHARES OUTSTANDING



                       SEE NOTES TO FINANCIAL STATEMENTS

                                            TEKRON, INC.
                                      STATEMENTS OF CASH FLOWS
                                   (a Development Stage Company)
                                             UNAUDITED


                                                                                                                5/31/94
                                               3 Months   3 Months                           Year      Year    (Inception)
                                                 Ended     Ended       YTD        YTD       Ended      Ended       To
                                               12/31/00   12/31/99   12/31/00   12/31/99   3/31/00    3/31/99   12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                       -197          0     -4,344          0     -4,227         0     -8,591

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES                  0          0          0          0          0         0         20
     ISSUE COMMON STOCK


                                               ---------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES               -197          0     -4,344          0     -4,227         0     -8,571

CASH FLOWS FROM INVESTING ACTIVITIES                   0          0          0          0          0         0          0

CASH FLOWS FROM FINANCING ACTIVITIES                   0          0          0          0          0         0       9100


                                               ---------------------------------------------------------------------------
NET INCREASE (DECREASE)                             -197          0     -4,344          0     -4,227         0        529

CASH BEGINNING OF PERIOD                             726       9100      4,873       9100       9100      9100          0

                                               ---------------------------------------------------------------------------
CASH END OF PERIOD                                   529      9,100        529      9,100      4,873     9,100        529



                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and cash flows for the nine months ended December 31, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the nine months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

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

PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $4344 through December 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

Management has made initial progress in implementing its business plan by registering its Internet domain name on the Internet, applying for U.S. trademark protection, and plans to expand its web site in the first quarter of 2001. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego and Los Angeles, purchase vehicles and equipment, and begin development of its boat service operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated development of its service vehicles and vessels, and a shortfall of funding due to

NOTES TO FINANCIAL STATEMENTS


the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have not, as of the date of this filing loaned any funds to the Company. There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                        a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Tekron, Inc.


                                    /s/ Andrew Chandler
        Dated: February 2, 2001     _______________________________________
                                    Andrew Chandler
                                    President and Chief Executive Officer