Form 10KSB
period 2001-03-31
TEKRON INC
filed 2001-06-08
CIK 1106548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended March 31, 2001
Commission File Number 0-29493

TEKRON, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	51-0395658
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13123 Poway Road, Poway CA	92064

(Address of principal Executive Offices)	(Zip Code)

(619) 692-5868 (Issuer’s Telephone Number)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock — .001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]              No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]              No [   ]

The issuer had no revenues for the year ended March 31, 2001.

As of March 31, 2001, the registrant had 4,104,000 shares of common stock, $.001 par value, issued and outstanding.

Caution Regarding Forward-Looking Information

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

PART I

ITEM 1
DESCRIPTION OF THE BUSINESS

Business Development

Form And Year Of Organization

Tekron, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services.

We received our initial funding through the sale of common stock to investors from the period of approximately December 1, 1997 until January 31, 1998. We offered and sold 91,000 common stock shares at $0.10 per share to non-affiliated private investors. From inception until the date of this filing we have had no material operating activities.

Any Bankruptcy, Receivership, Or Similar Proceeding

There have been no bankruptcy, receivership or similar proceedings.

Any Material Reclassification, Merger, Consolidation, Or Purchase Or Sale Of A Significant Amount Of Assets Not In The Ordinary Course Of Business

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of the Company

Principal Services and Markets

The Company intends to become a primary provider of boat maintenance and specialty services to two distinct target markets: the recreational boater who “trailers” his boat, and the owner of the over 28' boat whose vessel is kept moored and is in the water year-round. The first two markets the Company intends to service are the high vessel capacity ports and marinas of Los Angeles and San Diego, California.

According to the National Marine Manufacturers Association’s research, most owners don’t want to be bothered with boat, engine and trailer maintenance and repair. Over 40% of all marine maintenance is preventative (“Boating Market Evaluation and Opportunities Study” © 1996 NMMA). The company will concentrate on this preventative maintenance, while leaving the full repair services to the traditional marine dealerships. The company will offer the boat owner the same positive experience he’s had when his car has been serviced by a typical fast lube auto center.

The small boat owner will be offered a new concept in boat maintenance. Utilizing marine service centers and mobile service trucks that can provide many of the services dockside or in the owner’s driveway, the company will offer the following Marine Services Menu to the small boat owner:

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

For the 28' and larger boats which are typically left in the water for the boating season, the Company plans to provide on-site service where the boat is being docked (marinas, yacht clubs, personal docks, boat yards, etc.). The service requirements of this segment of the boating industry are highly specialized and require a commitment to the environment as well as the boat owner. Basic services, similar to those provided to the small boat owner, will be offered by “a lube shop on the water”. The company will utilize marine quality high-pressure hoses to extract waste fluids from the engine, bilges and storage tanks. Multiple adapters such as metering guns will then be used to fill the engine or tanks with fresh oil. The utilization of advanced systems and engineering design will provide an environmentally safe and efficient way of handling hazardous fluids on the water. In addition to the marine services offered to the small boat owner, the following menu of Marine Services will be offered to the large boat owner:

Bilge Cleaning: Anti-bacterial citrus-based degreaser pre-treatment, pressurized water cleaning, removal of bilge water and wastes, complete rinse

Maintenance Plans: Weekly/Monthly complete system check, cleaning, bilge pump checks, safe harbor storm prep

Specialty Services: Onboard delivery of water and ice, groceries, overnight laundry service, garbage pickup

During the next two years, we plan to take the following business plan steps: during 2001 our goal is to raise capital of $3,000,000 through the sale of common stock in a private placement, during 2002 our goals include expenditures of $1,362,000 to include the purchase and outfitting of four service vehicles and four service vessels, leasehold improvements, and operating costs. We will only be able to advance our business plan after we receive capital funding through the sale of equity securities in a private placement. We believe our proposed private placement will be more acceptable to investors if our common stock is trading on a stock exchange, however, there is no assurance that investors share in that belief. In order to allow public trading of our securities, we filed for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. After raising capital, we intend to hire employees, purchase and outfit our service vehicles and vessels, California, purchase equipment and furnishings, and begin development of our operations. We intend to use the equity capital to fund Tekron’s business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, difficulty in hiring competent personnel within our budget, difficulty in securing and outfitting vehicles and vessels, and a shortfall of funding due to

The Company’s current business plan provides for funding solely through private placement investment. Through Management’s experience in business and banking, alternate sources of business funding include venture capital investment, personal loans from Management, and institutional loans. In the event the Company is not successful in obtaining funding through a private placement, Management believes the best alternative to advance the Company’s business plan is for Management to loan funds to the Company sufficient to maintain the Company at a minimum level and delay the business plan steps until such time as private placement investment becomes available. The Company’s officers and directors have not, as of the date of this filing loaned any funds to the Company. There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans. At this time, Management believes institutional loans are unavailable to the Company due to its development stage nature, and venture capital investment is not beneficial to the existing shareholders due to the fifty percent or greater amount of ownership normally required for venture capital funding.

Distribution Methods Of Products Or Services

The Company intends to offer information on its services to prospective clients on its web site, www.marineservice.net, which will feature available services, contact information and links. It also plans to advertise its web site and services on existing boating industry web sites, such as local yacht clubs in the Company’s service area (i.e. the San Diego Yacht Club www.sdyc.org,) and purchase “banner ads” on the web pages of well-known regional boat supply companies such as West Marine and Boat-US. Magazine advertising in such trade publications as “Sail”, “Sailing”, “Boating”, “Sea Magazine” and “Yachting” will also be researched, as well as area boat show booth rentals and direct distribution of marketing flyers to local marinas and yacht clubs.

Status Of Any Publicly Announced New Product Or Service

Tekron has no new product or service planned or announced to the public.

Competitive Business Conditions And The Small Business Issuer’s Competitive Position In The Industry And Methods Of Competition

The size and financial strength of the Company’s primary competitors, traditional boat repair companies, Boatside Services, Inc., and Naut-A-Care Marine Services are substantially greater than those of the Company. In examining major competitors Management has found at traditional boat repair companies, an average maintenance/repair takes two days and almost half of the repairs took four. The owner is also required to trailer his boat to the business, or for larger boats the maintenance must be done at the marina site of the business. The other two major competitors cater to the large boat owner, specializing in on-water service, but fail to address the needs of the small boat owner. However, the Company’s competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company’s entry into the boat servicing market, however, the Company at this time has no market share of this market.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

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

Dependence on One or a Few Major Customers

The Company will not depend on any one or a few major customers. The “Boating Market Evaluation & Opportunities Study” issued by the National Marine Manufacturers Association (© 1998 NMMA) reported United States Coast Guard boat registration filings for California as 895,000. The Company’s target market for the first two years of its business plan is small and large boat owners in the harbors of San Diego, and Los Angeles California estimated at over 40% of the approximately 895,000 boats currently registered in the State of California. After two years of marketing in California, the Company intends to expand into the following boating markets identified by the NMMA 1998 study: Oregon and Washington — 250,000 registered boats, Northeastern seaboard states — 1,132,236 registered boats, Southeastern seaboard states — 1,503,552 registered boats, Great Lakes states — 2,834,545 registered boats.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

The Company owns its Internet domain name, has setup its first web page “marineservice.net”, has applied for U.S. trademark protection, and will expand its web site in the second quarter of 2001. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

Requirements For Government Approval of Principal Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Estimate Of The Amount Spent During Each Of The Last Two Fiscal Years On Research And Development Activities, And If Applicable The Extent To Which The Cost Of Such Activities Are Borne Directly By Customers

Tekron has not expended funds for research and development costs since inception.

Costs And Effects Of Compliance With Environmental Laws

Environmental regulations have had no materially adverse effect on the Company’s operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company’s business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.

The Company’s business plan allows for maintaining insurance coverage against certain environmental liabilities, but there can be no assurance that such insurance will continue to be available or carried by the Company or, if available and carried, will be adequate to cover the Company’s liability in the event of a catastrophic occurrence.

Number Of Total Employees And Number of Full Time Employees

The Company’s only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company raises capital per its business plan. The Company’s business plan calls for hiring 12 new employees during the next twelve months.

Risks

Investors in Tekron should be particularly aware of the inherent risks associated with the company’s business plan. These risks include but are not limited to:

We believe our current cash balance is sufficient to fund minimum operations through June 2001. Without additional funding we could be only partially successful in implementing our business plan, or, in a worst case scenario, we would be out of business entirely. Therefore, shareholders are accepting a high probability of losing their investment

We currently do not have sufficient equity to complete our business plan. We currently have less than one percent of the funds necessary to implement our complete business plan. Therefore, we must raise an additional ninety nine percent of our funding through the sale of equity securities in order to completely fund our future operations. Depending upon the amount of additional funding we receive, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

Our business strategy requires us to raise funds through a private placement. Without funding, Tekron could remain as a start-up company with no material operations, revenues, or profits.

Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with the business plan, there can be no assurance that our efforts will be successful.

We have no liquidation plans should we be unable to receive funding. Without funding or assets, Tekron would not have the ability to return investors’ funds through liquidation procedures.

Should we be unable to implement our business plan, we would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of a unique product or service, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

This is the initial stage of our business. Tekron has no operating history, no material current operations, and no profits. At this stage of our development, even with our good faith efforts, our shareholders are accepting a high probability of losing their investment.

While we intend to establish our boat services per our business plan, our plan may not work. In such a scenario, we could remain as a start-up company with no material operations, revenues, or profits. Although management has been successful in planning, opening, and operating other boat and auto servicing businesses and believes their plan for Tekron will generate revenue and profit, there is no guarantee their past experiences will provide Tekron with similar future successes.

Our competitors are well-established and have substantially greater financial, marketing, personnel and other resources than we do. Should we be unable to achieve enough customer market share in our industry, we may experience less revenue than anticipated and a significant reduction in our profit.

The Company’s long-term viability is substantially dependent upon the widespread acceptance of the “auto-lube” concept for boats. There is no historic evidence that this type of business will be successful against competition from traditional boat repair and maintenance services. Without sufficient customers or revenues, the Company would experience a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

The current officers, Mr. Chandler and Mr. Fulton, are the sole officers and directors of Tekron, while, at the same time, they are involved in other business activities. Tekron’s needs for their time and services could conflict with their other business activities. This possible conflict of interest could result in their inability to properly manage Tekron’s affairs, resulting in Tekron remaining a start-up company with no material operations, revenues, or profits.

We have not formulated a plan to resolve any possible conflicts that may arise. While Tekron and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to Tekron after we raise capital of $3,000,000 through the sale of securities through a private placement and are able to provide officers’ salaries per our business plan.

Reports To Security Holders

We provide an annual report that includes our financial information to our shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.

ITEM 2
DESCRIPTION OF PROPERTY

The Company’s principal executive office address is 13123 Poway Road, Poway, CA 92064. The principal executive office and telephone number are provided by Mr. Chandler, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company’s current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $3,000,000 and then begins hiring new employees per its business plan.

ITEM 3
LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2001, there were no submissions of matters to a vote of security holders.

PART II

ITEM 5
MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER
SHAREHOLDER MATTERS

The Company was cleared for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on January 11, 2001. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.

As of the date of this filing, there is no public market for the Company’s securities. As of March 31, 2001, the Company had 72 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6
PLAN OF OPERATION

Our current cash balance is $370. Management believes the current cash balance is sufficient to fund the current minimum level of operations through June 2001, however, in order to advance our business plan we must raise capital through the sale of equity securities. To date, we have sold $9,100 in equity securities. Sales of our equity securities have allowed us to maintain a positive cash flow balance.

During the next two years, we plan to take the following business plan steps: during 2001 our goal is to raise capital of $3,000,000 through the sale of common stock in a private placement, during 2002 our goals include expenditures of $1,362,000 to include the purchase and outfitting of four service vehicles and four service vessels, leasehold improvements, and operating costs. We will only be able to advance our business plan after we receive capital funding through the sale of equity securities in a private placement. We believe our proposed private placement will be more acceptable to investors if our common stock is trading on a stock exchange, however, there is no assurance that investors share in that belief. In order to allow public trading of our securities, we filed for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. After raising capital, we intend to hire employees, purchase and outfit our service vehicles and vessels, California, purchase equipment and furnishings, and begin development of our operations. We intend to use the equity capital to fund Tekron’s business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, difficulty in hiring competent personnel within our budget, difficulty in securing and outfitting vehicles and vessels, and a shortfall of funding due to our inability to raise capital in the equity securities market.

Our current business plan provides for funding solely through private placement investment. We have determined through our experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. In the event the we are not successful in obtaining funding through a private placement, we believe the best alternative to advance the company’s business plan is for management to loan funds to the company sufficient to maintain a minimum operating level and delay the business plan steps until such time as private placement investment becomes available. Tekron’s officers and directors have not, as of the date of this filing loaned any funds to the company. There are no formal commitments or arrangements to advance or loan funds to the company or repay any such advances or loans. At this time, we believe institutional loans are unavailable to us due to our development stage nature, and venture capital investment is not beneficial to the existing shareholders due to the fifty percent or greater amount of ownership normally required for venture capital funding. Without necessary cash flow, Tekron may be dormant during the next twelve months, or until a time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. Tekron plans to purchase approximately $110,000 in equipment, furnishings, computers, and software during the next twelve months from proceeds of its equity security sales. Our business plan provides for an increase of 12 employees during the next twelve months.

ITEM 7
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
FINANCIAL DISCLOSURE

On February 19, 2001, Tekron was notified of the death of Barry Friedman, the company’s independent auditor.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the death of Mr. Friedman, there were no disagreements between Tekron and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the company’s financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On February 20, 2001, Tekron engaged S. W. Hatfield, CPA as the company’s independent auditor to audit the company’s financial statements. Neither the company nor anyone on its behalf has consulted S. W. Hatfield, CPA during the two most recent fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 302 (a) (2) (i) or (ii) and the related instructions. The decision to engage S. W. Hatfield, CPA was approved by the Board of Directors.

MANAGEMENT’S STATEMENT

The death of Mr. Friedman caused the discontinuance of Mr. Friedman’s accounting and auditing practice. Accordingly, for all periods subsequent to the date of any of Mr. Friedman’s issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Mr. Friedman on the financial statements of Tekron, Inc. Additionally, the death of Mr. Friedman and the discontinuance of his auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Mr. Friedman for material misstatements or omissions, if any, in any document filed with the U.S. Securities and Exchange Commission containing any report or consent issued by Mr. Friedman, including the financial statements covered in Mr. Friedman’s audit report(s) and/or consent statements.

TEKRON, INC.

(a development stage company)

Financial Statements
and
Auditor’s Report

March 31, 2001 and 2000

S. W. HATFIELD, CPA

certified public accountants

Use our past to assist your future sm

TEKRON, INC.
(a development stage company)

S.W. HATFIELD, CPA
P. O. Box 820395
Dallas TX 75382-0395
214-342-9635

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Tekron, Inc.

We have audited the accompanying balance sheets of Tekron, Inc. (a Delaware corporation and a development stage company) as of March 31, 2001 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended and for the period from May 31, 1994 (date of inception) through March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tekron, Inc. as of and for the year ended March 31, 2000 were audited by other auditors whose report was dated May 30, 2000 and included a paragraph expressing substantial doubt about Tekron, Inc.’s ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc. (a development stage company) as of March 31, 2001 and 2000, and the results of its operations and its cash flows each of the years then ended and for the period from May 31, 1994 (date of inception) through March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

S. W. HATFIELD, CPA

Dallas, Texas
June 6, 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors Tekron, Inc. Poway, California	May 30, 2000

      I have audited the accompanying balance sheet of Tekron, Inc. (A Development Stage Company) as of March 31, 2000 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc. (A Development Stage Company) as of March 31, 2000, and the related statements of operation, stockholders’ equity and cash flows for the year ended March 31, 2000, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BARRY L. FRIEDMAN

Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

MANAGEMENT’S STATEMENT

On February 26, 2001, the Company was notified of the death of Barry L. Friedman, CPA. This event caused the discontinuance of Mr. Friedman’s accounting and auditing practice. Accordingly, for all periods subsequent to the date of any of Mr. Friedman’s issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Mr. Friedman on the financial statements of Tekron, Inc. Additionally, the death of Mr. Friedman and the discontinuance of his auditing services severely impacts the ability of investors to sue and, potentially, recover damages from Mr. Friedman for material misstatements or omissions, if any, in any document filed with the U. S. Securities and Exchange Commission containing any report or consent issued by Mr. Friedman, including the financial statements covered in Mr. Friedman’s audit report(s) and/or consent statements.

TEKRON, INC.
(a development stage company)

BALANCE SHEETS
March 31, 2001 and 2000

	March 31,	March 31,
	2001	2000

ASSETS

Current Assets

Cash on hand and in bank	$370	$4,873

Total current assets	370	4,873

TOTAL ASSETS	$370	$4,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable — trade	$—	$—

Total current liabilities	—	—

Commitments and contingencies

Stockholders’ Equity

Common stock — $0.001 par value 20,000,000 shares authorized 4,095,000 and 4,104,000 shares issued and outstanding, respectively	4,095	4,104

Additional paid-in capital	5,025	5,016

Deficit accumulated during the development phase	(8,750)	(4,247)

Total stockholders’ equity	370	4,873

TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$370	$4,873

The accompanying notes are an integral part of these financial statements.

TEKRON, INC.
(a development stage company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years ended March 31, 2001 and 2000 and
Period from May 31, 1994 (date of inception) through March 31, 2001

			Period from
			May 31, 1994
			(date of inception)
	Year ended	Year ended	through
	March 31,	March 31,	March 31,
	2001	2000	2001

Revenues	$—	$—	$—

Operating Expenses

Selling expenses	—	—	—

General and administrative expenses	4,503	4,227	8,750

Total operating expenses	4,503	4,227	8,750

Loss from operations	(4,503)	(4,227)	(8,750)

Other income	—	—	—

Loss before provision for income taxes	(4,503)	(4,227)	(8,750)

Provision for income taxes	—	—	—

Net Loss	(4,503)	(4,227)	(8,750)

Other comprehensive income	—	—	—

Comprehensive Loss	$(4,503)	$(4,227)	$(8,750)

Net loss per weighted-average share of common stock outstanding, calculated on Net Loss — basic and fully diluted	nil	nil	$(0.01)

Weighted-average number of shares of common stock outstanding	4,103,753	4,104,000	1,905,144

The accompanying notes are an integral part of these financial statements.

TEKRON, INC.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from May 31, 1994 (date of inception) through March 31, 2001

				Deficit
				accumulated
	Common Stock		Additional	during the
			paid-in	development
	Shares	Amount	capital	phase	Total

Balances at May 31, 1994	—	$—	$—	$—	$—

Shares issued for services on May 31, 1994	200	—	20	—	20

Effect of change in par value from $0.00001 per share to $0.001 per share on September 16, 1999	—	—	—	—	—

Effect of 45 for 1 forward stock split on December 8, 1999	8,800	9	(9)	—	—

Net loss for the year	—	—	—	(20)	(20)

Balances at March 31, 1995	9,000	9	11	(20)	—

Net loss for the year	—	—	—	—	—

Balances at March 31, 1996	9,000	9	11	(20)	—

Net loss for the year	—	—	—	—	—

Balances at March 31, 1997	9,000	9	11	(20)	—

Private placement of common stock on January 31, 1998	91,000	—	9,100	—	9,100

Effect of change in par value from $0.00001 per share to $0.001 per share on September 16, 1999	—	91	(91)	—	—

Effect of 80 for 1 forward stock split on December 8, 1999	4,004,000	4,004	(4,004)	—	—

Net loss for the year	—	—	—	—	—

Balances at March 31, 1998	4,104,000	4,104	5,016	(20)	9,100

Net loss for the year	—	—	—	—	—

Balances at March 31, 1999	4,104,000	4,104	5,016	(20)	9,100

Net loss for the year	—	—	—	(4,227)	(4,227)

Balances at March 31, 2000	4,104,000	4,104	5,016	(4,247)	4,873

Surrender and cancellation of common stock	(9,000)	(9)	9	—	—

Net loss for the year	—	—	—	(4,503)	(4,503)

Balances at March 31, 2001	4,104,000	$4,095	$5,025	$(8,750)	$370

The accompanying notes are an integral part of these financial statements.

TEKRON, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
Years ended March 31, 2001 and 2000 and
Period from May 31, 1994 (date of inception) through March 31, 2001

			Period from
			May 31, 1994
			(date of inception)
	Year ended	Year ended	through
	March 31,	March 31,	March 31,
	2001	2000	2001

Cash Flows from Operating Activities

Net loss for the period	$(4,503)	$(4,227)	$(8,750)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	—	—	—

Common stock issued for services	—	—	20

Net cash used in operating activities	(4,503)	(4,227)	(8,730)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities

Proceeds from sales of common stock	—	—	9,100

Net cash used in financing activities	—	—	9,100

Increase (Decrease) in Cash	(4,503)	—	370

Cash at beginning of period	4,873	9,100	—

Cash at end of period	$370	$4,873	$370

Supplemental Disclosure of

Interest and Income Taxes Paid

Interest paid for the period	$—	$—	$—

Income taxes paid for the period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TEKRON, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Tekron, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $10,500. Accordingly, the Company may become dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. As of the date of this filing, management and significant shareholders have verbally committed, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of March 31.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.	Research and development expenses

Research and development expenses are charged to operations as incurred.

4.	Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

TEKRON, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

5.	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company’s net operating loss carryforward and is fully reserved.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

NOTE C — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE D — INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through March 31, 2001, respectively, are as follows:

	March 31,	March 31,
	2001	2000	Cumulative

Federal:

Current	$—	$—	$—

Deferred	—	—	—

	—	—	—

State:

Current	—	—	—

Deferred	—	—	—

	—	—	—

Total	$—	$—	$—

TEKRON, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE D — INCOME TAXES — Continued

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $8,750 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the years ended March 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through March 31, 2001, respectively, are as follows:

	March 31,	March 31,
	2001	2000	Cumulative

Statutory rate applied to loss before income taxes	$(1,531)	$(1,437)	$(2,975)

Increase (decrease) in income taxes resulting from:

State income taxes	—	—	—

Other, including reserve for deferred tax asset	1,531	1,437	2,975

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

	March 31,	March 31,
	2001	2000	Cumulative

Deferred tax assets

Net operating loss carryforwards	$2,975	$1,444	$2,975

Less valuation allowance	(2,975)	(1,444)	(2,975)

Net Deferred Tax Asset	$—	$—	$—

NOTE E — COMMON STOCK TRANSACTIONS

On September 16, 1999, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value common stock from the originally authorized amount of 20,000,000 shares of $0.00001 par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On December 8, 1999, the Company’s Board of Directors approved and implemented a 45 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 91,200 to 4,104,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

TEKRON, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE E — COMMON STOCK TRANSACTIONS — Continued

On March 22, 2001, the Company’s officers surrendered and cancelled 9,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

PART III

ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
AND CONTROL PERSONS

The Directors and Officers of Tekron, all of those whose one year terms will expire 3/31/02, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Andrew Chandler 13123 Poway Road Poway, CA 92064	41	President, Secretary, Director	9/15/94	3/31/02

Don Fulton 13123 Poway Road Poway, CA 92064	61	Treasurer, Director	9/15/94	3/31/02

Each of the foregoing persons, Mr. Chandler and Mr. Fulton, may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933. Mr. Chandler and Mr. Fulton are the only promoters of the Company.

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

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

RESUMES

Andrew Chandler, President, Secretary & Director

1994 – Current	President and owner of Quik Lube, Inc. in Poway, California. Quik Lube provides a full line of automobile services from basic lubrication and oil changes to extensive automobile repairs such as radiators, brakes, air conditioning, electrical systems, suspension parts, engine rebuilding, and transmission repair.

Don Fulton, Treasurer & Director

Current	Retired

1987 – 1999		Union Bank of California. Manager of corporate commercial lending. Flag Member in good standing with San Diego and Southwestern Yacht Clubs. Member of PHRF Racing Association, a handicapping association of buoy and off-shore race teams, since 1976. Member of the San Diego Racing Fleet. Has participated in annual yacht races from California to Mexico in the San Diego/Ensenada races and Newport Beach/Ensenada races for over thirty years. Also has participated in California yacht races such as the Coronado Islands Regattas. Owner and captain of three sailboats ranging in size from twenty eight feet to thirty five feet.

1969		B.A. Political Science, San Diego State University

ITEM 10
EXECUTIVE COMPENSATION

The company’s current officers receive no compensation.

Summary Compensation Table

				Other
Name &				annual	Restricted	Options		All other
principle		Salary	Bonus	compen-	stock	SARs	LTIP	compen-
position	Year	($)	($)	sation($)	awards($)	($)	Payouts	sation($)

A Chandler	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

President	1999	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	1998	-0-	-0-	-0-	-0-	-0-	-0-	-0-

D Fulton	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director	1999	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	1998	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Chandler for administrative services and services related to the Company’s business plan 100 shares of the Company’s common stock on September 15, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On December 8, 1999, 4,400 shares of the Company’s common stock were issued to him per a 45 for 1 stock split. On March 22, 2001, Mr. Chandler surrendered and canceled 4,500 shares of common stock to the Company for no consideration.

The Board agreed to pay Mr. Fulton for administrative services and services related to the Company’s business plan 100 shares of the Company’s common stock on September 15, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On December 8, 1999, 4,400 shares of the Company’s common stock were issued to him per a 45 for 1 stock split. On March 22, 2001, Mr. Fulton surrendered and canceled 4,500 shares of common stock to the Company for no consideration.

The terms of these stock issuances were as fair to the Company, in the Board’s opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors’ participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $15,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth information on the ownership of the Company’s voting securities by Officers, Directors. There are no major shareholders who own beneficially more than five percent of the Company’s common stock as of the most current date — March 31, 2001:

Total Shares Owned by Officers & Directors As a Group	None	0%

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

ITEM 13
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      Exhibits      None

      Reports filed on Form 8-K:

                A. Change in Certifying Accountant

      Reports required to be filed by Regulation S-X: None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

Date June 7, 2001	By	/s/ Andrew Chandler Andrew Chandler, President, Secretary & Director

Date June 7, 2001	By	/s/ Don Fulton Don Fulton, Treasurer & Director