Form 10QSB
period 2001-06-30
TEKRON INC
filed 2001-08-14
CIK 1106548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-29493

Tekron, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	51-0395658

(State of incorporation)	(IRS Employer ID Number)

26 Voyager Court, South, Etobicoke, Ontario, Canada M9W 5M7

(Address of principal executive offices)

(416) 679-0707

(Issuer’s telephone number)

13123 Poway Road, Poway, CA 92064

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   [X]    NO   [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: July 20, 2001: 4,095,000

Transitional Small Business Disclosure Format (check one):   YES   [   ]    NO  [X]

Tekron, Inc.

Form 10-QSB for the Quarter ended June 30, 2001

Item 1 — Part 1 — Financial Statements

Tekron, Inc.
(a development stage company)
Balance Sheets
June 30, 2001 and 2000

(Unaudited)

	June 30,	June 30,
	2001	2000

ASSETS

Current Assets

Cash on hand and in bank	$—	$1,588

Total Assets	$—	$1,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable — trade	$—	$—

Commitments and Contingencies

Shareholders’ Equity

Common stock — $0.001 par value. 50,000,000 shares authorized. 4,095,0000 and 4,104,000 shares issued and outstanding, respectively	4,095	4,104

Additional paid-in capital	5,025	5,016

Deficit accumulated during the development stage	(9,120)	(7,532)

Total shareholders’ equity	—	1,588

Total Liabilities and Shareholders’ Equity	$—	$1,588

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Three months ended June 30, 2001 and 2000
Period from May 31, 1994 (date of inception) through June 30, 2001

(Unaudited)

			Period from
			May 31, 1994
	Three months	Three months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Revenues	$—	$—	$—

Expenses

General and administrative	370	3,285	9,120

Total expenses	370	3,285	9,120

Loss before Income Taxes	(370)	(3,285)	(9,120)

Provision for Income Taxes	—	—	—

Net Loss	(370)	(3,285)	(9,120)

Other comprehensive income	—	—	—

Comprehensive Income	$(370)	$(3,285)	$(9,120)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	nil	nil	nil

Weighted-average number of shares of common stock outstanding	4,095,000	4,104,000	1,982,174

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended June 30, 2001 and 2000
Period from May 31, 1994 (date of inception) through June 30, 2001

(Unaudited)

			Period from
			May 31, 1994
	Three months	Three months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Cash Flows from Operating Activities

Net Loss	$(370)	$(3,285)	$(9,120)

Adjustments to reconcile net income to net cash provided by operating activities

Common stock issued for services	—	—	20

Net cash used in operating activities	(370)	(3,285)	(9,100)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities

Proceeds from sale of common stock	—	—	9,100

Net cash provided by financing activities	—	—	9,100

Increase (Decrease) in Cash	(370)	(3,285)	—

Cash at beginning of period	370	4,873	—

Cash at end of period	$—	$1,588	$—

Supplemental Disclosures of Interest and Income Taxes Paid

Interest paid during the period	$—	$—	$—

Income taxes paid (refunded)	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
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

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $9,100.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of March 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2002.

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

Note B — Going Concern Uncertainty

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note C — Summary of Significant Accounting Policies

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

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company’s net operating loss carryforward and is fully reserved.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

Note D — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through June 30, 2001, respectively, are as follows:

	June 30,	June 30,
	2001	2000	Cumulative

Federal:

Current	$—	$—	$—

Deferred	—	—	—

State:

Current	—	—	—

Deferred	—	—	—

Total	$—	$—	$—

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $9,120 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the years ended June 30, 2001 and 2000 and for the period from June 30, 1994 (date of inception) through March 31, 2001, respectively, are as follows:

	June 30,	June 30,
	2001	2000	Cumulative

Statutory rate applied to loss before income taxes	$(126)	$(1,117)	$(3,101)

Increase (decrease) in income taxes resulting from:

State income taxes	—	—	—

Other, including reserve for deferred tax asset	126	1,117	3,101

Income tax expense	$—	$—	$—

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes — Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

	June 30,	June 30,
	2001	2000	Cumulative

Deferred tax assets Net operating loss carryforwards	$3,101	$2,561	$3,101

Less valuation allowance	(3,101)	(2,561)	(3,101)

Net Deferred Tax Asset	$—	$—	$—

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

(Remainder of this page left blank intentionally)

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations, Liquidity and Capital Resources

Tekron, Inc. (Company) experienced a change in the Board of Directors and Senior Management on June 11, 2001. Accordingly, the Company may or may not elect to continue on it’s initial plan of operation as previously reported in its Form 10-KSB for the year ended March 31, 2001.

Accordingly, the Company may seek a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since it’s inception in May 1994.

For the three months ended June 30,, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company’s issued and outstanding stock records. The Company anticipates that until either its previously discussed business plan or a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of it’s executed business plan or the performance of any acquired business.

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities at the date of this filing and the Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II — Other Information

Item 1 — Legal Proceedings

         None

Item 2 — Changes in Securities

         None

Item 3 — Defaults on Senior Securities

         None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 — Other Information

On June 11, 2001, Andrew Chandler and Don Fulton resigned as members of the Board of Directors and Corporate Officers. Concurrently, Nicholas Plessas and William P. Kefalas were appointed as Directors of the Company to complete the unexpired terms of Mr. Chandler and Mr. Fulton until the next called meeting of the Company’s shareholders. Mr. Plessas and Mr. Kefalas were also elected as Corporate Officers of the Company.

Item 6 — Exhibits and Reports on Form 8-K

Exhibits — None
Reports on Form 8-K — None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

August 13 , 2001	/s/ Nicholas Plessas

Nicholas Plessas
President and Director