Form 10QSB
period 2001-09-30
TEKRON INC
filed 2001-11-13
CIK 1106548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(416) 679-0707

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: November 7, 2001: 4,095,000

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

Tekron, Inc.

Form 10-QSB for the Quarter ended September 30, 2001

Item 1 — Part 1 — Financial Statements

Tekron, Inc.
(a development stage company)
Balance Sheets
September 30, 2001 and 2000

(Unaudited)

	September 30,	September 30,
	2001	2000

ASSETS
Current Assets
Cash on hand and in bank	$—	$719

Total Assets	$—	$719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$1,111	$—
Due to officer	12,311	—

Total Liabilities	13,422	—

Commitments and Contingencies
Shareholders’ Equity
Common stock — $0.001 par value. 50,000,000 shares authorized. 4,095,0000 and 4,104,000 shares issued and outstanding, respectively	4,095	4,104
Additional paid-in capital	5,025	5,016
Deficit accumulated during the development stage	(22,542)	(8,401)

Total Shareholders’ Equity	(13,422)	719

Total Liabilities and Shareholders’ Equity	$—	$719

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Six and Three months ended September 30, 2001 and 2000
Period from May 31, 1994 (date of inception) through September 30, 2001

(Unaudited)

					Period from
					May 31, 1994
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000	2001

Revenues	$—	$—	$—	$—	$—

Expenses
General and administrative	13,792	4,154	13,422	869	22,542

Total expenses	13,792	4,154	13,422	869	22,542

Loss before Income Taxes	(13,792)	(4,154)	(13,422)	(869)	(22,542)
Provision for Income Taxes	—	—	—	—	—

Net Loss	(13,792)	(4,154)	(13,422)	(869)	(22,542)
Other comprehensive income	—	—	—	—	—

Comprehensive Income	$(13,792)	$(4,154)	$(13,422)	$(869)	$(22,542)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	nil	nil	nil	nil	$(0.01)

Weighted-average number of shares of common stock outstanding	4,095,000	4,104,000	4,905,000	4,104,000	2,054,731

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended September 30, 2001 and 2000
Period from May 31, 1994 (date of inception) through September 30, 2001

(Unaudited)

			Period from
			May 31, 1994
	Six months	Six months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2001	2000	2001

Cash Flows from Operating Activities
Net Loss	$(13,792)	$(4,154)	$(22,542)
Adjustments to reconcile net income to net cash provided by operating activities
Common stock issued for services	—	—	20
Increase in Accounts payable — trade	1,111	—	1,111

Net cash used in operating activities	(12,681)	(4,154)	(21,411)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from officers — net	12,311	—	12,311
Proceeds from sale of common stock	—	—	9,100

Net cash provided by financing activities	12,311	—	21,411

Increase (Decrease) in Cash	(370)	(4,154)	—
Cash at beginning of period	370	4,873	—

Cash at end of period	$—	$719	$—

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—

Income taxes paid (refunded)	$—	$—	$—

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

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $22,500.

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

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company’s net operating loss carryforward and is fully reserved.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

Note D — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes

The components of income tax (benefit) expense for the three months ended September 30, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through September 30, 2001, respectively, are as follows:

	September 30,	September 30,
	2001	2000	Cumulative

Federal:
Current	$—	$—	$—
Deferred	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

Total	$—	$—	$—

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $22,542 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the six months ended September 30, 2001 and 2000 and for the period from June 30, 1994 (date of inception) through September 30, 2001, respectively, are as follows:

	September 30,	September 30,
	2001	2000	Cumulative

Statutory rate applied to loss before income taxes	$(4,689)	$(1,412)	$(7,664)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset	4,689	1,412	7,664

Income tax expense	$—	$—	$—

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes — Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

	September 30,	September 30,
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$7,664	$2,856
Less valuation allowance	(7,664)	(2,856)

Net Deferred Tax Asset	$—	$—

Note E — Common Stock Transactions

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

(Remainder of this page left blank intentionally)

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources

Tekron, Inc. (Company) experienced a change in the Board of Directors and Senior Management on June 11, 2001. Accordingly, the Company has abandoned it’s initial plan of operation as previously reported in its Form 10-KSB for the year ended March 31, 2001. The Company is currently in search of a suitable merger or acquisition candidate.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since it’s inception in May 1994.

For the six months ended September 30, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company’s issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of any acquired business.

Management anticipates that the Company will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

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

Item 5 — Other Information

On July 27, 2001, the Company issued a Press Release, via CCN Newswire, announcing the execution of a letter of intent to acquire a wholly-owned subsidiary of Finline Technologies, Ltd. (a publicly-owned Canadian corporation (CNDX: FIN) in exchange for the issuance of 15,000,000 unregistered, restricted shares of the Company’s common stock. This Press Release announced that a definitive merger agreement and closing was to occur on or before August 31, 2001.

On August 30, 2001, the Company issued a Press Release, via CCN Newswire, announcing an extension of the definitive agreement and closing from August 31, 2001 to September 15, 2001.

On September 19, 2001, the Company issued a Press Release, via CCN Newswire, announcing the execution of a definitive merger agreement with Finline Technologies, Ltd. for the acquisition of 100.0% of the issued and outstanding stock of its wholly-owned subsidiary, Finline Technologies, Inc. Completion of the acquisition is subject to the satisfaction of various conditions, which as of November 7, 2001, had not been satisfied.

Item 6 — Exhibits and Reports on Form 8-K

Exhibits — None Reports on Form 8-K — None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

November 7, 2001	/s/ William P. Kefalas
William P. Kefalas President and Director