Form 10QSB
period 2001-12-31
TEKRON INC
filed 2002-03-08
CIK 1106548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[XX]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

     March 4, 2002: 4,095,000

Transitional Small Business Disclosure Format (check one): YES  [   ]      NO  [X]

Tekron, Inc.

Form 10-QSB for the Quarter ended December 31, 2001

Item 1 — Part 1 — Financial Statements

Tekron, Inc.
(a development stage company)
Balance Sheets
December 31, 2001 and 2000

(Unaudited)

	December 31,	December 31,
	2001	2000

ASSETS
Current Assets
Cash on hand and in bank	$—	$529

Total Assets	$—	$529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$1,111	$—
Due to officer	12,311	—

Total Liabilities	13,422	—

Commitments and Contingencies

Shareholders’ Equity
Common stock — $0.001 par value 50,000,000 shares authorized 4,095,000 and 4,104,000 shares issued and outstanding, respectively	4,095	4,104
Additional paid-in capital	5,025	5,016
Deficit accumulated during the development stage	(22,542)	(8,591)

Total Shareholders’ Equity	(13,422)	529

Total Liabilities and Shareholders’ Equity	$—	$529

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Nine and Three months ended December 31, 2001 and 2000
Period from May 31, 1994 (date of inception) through December 31, 2001

(Unaudited)

					Period from
					May 31, 1994
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000	2001

Revenues	$—	$—	$—	$—	$—

Expenses
General and administrative	26,206	4,344	12,414	190	34,956

Total expenses	26,206	4,344	12,414	190	34,956

Loss before Income Taxes	(26,206)	(4,344)	(12,414)	(190)	(34,956)
Provision for Income Taxes	—	—	—	—	—

Net Loss	(26,206)	(4,344)	(12,414)	(190)	(34,956)
Other comprehensive income	—	—	—	—	—

Comprehensive Income	$(26,206)	$(4,344)	$(12,414)	$(190)	$(34,956)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	nil	nil	nil	$(0.02)

Weighted-average number of shares of common stock outstanding	4,095,000	4,104,000	4,095,000	4,104,000	2,122,470

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended December 31, 2001 and 2000
Period from May 31, 1994 (date of inception) through December 31, 2001

(Unaudited)

			Period from
			May 31, 1994
	Six months	Six months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2001	2000	2001

Cash Flows from Operating Activities
Net Loss	$(26,206)	$(4,344)	$(34,956)
Adjustments to reconcile net income to net cash provided by operating activities
Common stock issued for services	—	—	20
Increase in Accounts payable — trade	1,111	—	1,111

Net cash used in operating activities	(25,095)	(4,344)	(33,825)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from officers — net	24,725	—	24,725
Proceeds from sale of common stock	—	—	9,100

Net cash provided by financing activities	24,725	—	33,825

Increase (Decrease) in Cash	(370)	(4,344)	—
Cash at beginning of period	370	4,873	—

Cash at end of period	$—	$529	$—

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—

Income taxes paid (refunded)	$—	$—	$—

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

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $35,000.

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

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company’s net operating loss carryforward and is fully reserved.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

Note D — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes

The components of income tax (benefit) expense for the three months ended December 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through December 31, 2001, respectively, are as follows:

	December 31,	December 31,
	2001	2000	Cumulative

Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

	—	—	—

Total	$—	$—	$—

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $26,200 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the nine months ended December 31, 2001 and 2000 and for the period from June 30, 1994 (date of inception) through December 31, 2001, respectively, are as follows:

	December 31,	December 31,
	2001	2000	Cumulative

Statutory rate applied to loss before income taxes	$(8,910)	$(1,477)	$(11,885)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset	8,910	1,477	11,885

Income tax expense	$—	$—	$—

Tekron, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes — Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

	December 31,	December 31,
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$8,910	$2,921
Less valuation allowance	(8,910)	(2,921)

Net Deferred Tax Asset	$—	$—

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

For the nine months ended December 31, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company’s issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of any acquired business.

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

     None

Item 6 — Exhibits and Reports on Form 8-K

Exhibits — None Reports on Form 8-K — None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

March 5, 2002	/s/ William P. Kefalas

William P. Kefalas President and Director