Form 10KSB
period 2002-03-31
TEKRON INC
filed 2002-08-14
CIK 1106548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended: March 31, 2002

                         Commission File Number: 0-29493

                                  TEKRON, INC.
                 (Name of Small Business Issuer in Its Charter)


          DELAWARE                                     51-0395658
--------------------------------          ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

26 Voyager Court South,Ontario. Canada                    M9W 5M7
--------------------------------------        ------------------------------
(Address of principal Executive Offices)               (Postal Code)

                                 (519) 661-0609
                                ----------------
                           (Issuer's Telephone Number)

         Securities Registered under Section 12(g) of the Exchange Act:

                         Common Stock -- .001 Par Value
                         ------------------------------
                                (Title of Class)

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

                                  Yes [X]    No [ ]

The issuer had no revenues for the year ended March 31, 2002.

As of March 31, 2002, the registrant had 4,104,000 shares of common stock, $.001 par value, issued and outstanding.


                                TABLE OF CONTENTS

PART I

ITEM 1            DESCRIPTION OF THE BUSINESS
ITEM 2            DESCRIPTION OF PROPERTY
ITEM 3            LEGAL PROCEEDINGS
ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5            MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                  AND OTHER SHAREHOLDER MATTERS
ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  CONTROL AND FINANCIAL DISCLOSURE

PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS
ITEM 10           EXECUTIVE COMPENSATION
ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS

Tekron, Inc., referred to in this registration statement as Tekron, the Company, we or us, was incorporated in the State of Delaware on May 31, 1994 for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services.

We received our initial funding through the sale of common stock to investors from the period of approximately December 1, 1997 until January 31, 1998. We offered and sold 91,000 common stock shares at $0.10 per share to non-affiliated private investors.

We have been in the development stage since our organization and have no operations to date. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. Our offices are located at 26 Voyager Court South, Ontario, Canada M9W 5M7.

The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan.

On March 15, 2002, we entered into a Letter of Intent with Reva Technologies Corp. ("Reva"). The Letter of Intent generally outlines the terms of a potential transaction through which we would acquire all of the issued and outstanding capital stock of Reva. The Letter of Intent is not binding on either party, and the completion of any such transaction is subject to the successful negotiation and execution of definitive transaction documents, the satisfaction of all conditions to closing, and the closing of the transaction. There can be no assurances that we will be successful in our efforts to negotiate and execute definitive transaction documents, satisfy the conditions to closing, or close the transaction in question.

Reva is in the business of designing and manufacturing an all electric vehicle for global distribution to specialty niche markets in the global government and industrial marketplaces.

Competition
-----------

We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

Employees
---------

We have two (2) full time employees. Luigi Brun, our President, Secretary, and a Director, and Mr. Douglas have agreed to allocate all their time to our business activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Mr. Brun and Mr. Douglas devoting their vast business experience to our business affairs.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 26 Voyager Court South, Ontario, M9W 5M7. The principal executive office and telephone number are provided by Mr. Brun, an officer of the corporation, at no cost to the corporation. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $1,500,000 and then begins hiring new employees per its business plan.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2002, there were no submissions of matters to a vote of security holders.

                                     PART II

                                     ITEM 5
       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
                            OTHER SHAREHOLDER MATTERS

The Company was cleared for trading on the OTC Electronic Bulletin Board ("OTCBB") which is sponsored by the National Association of Securities Dealers ("NASD") on January 11, 2001, and the Company's common stock is currently listed on the OTCBB. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. As of the date of this filing, there is no active public market for the Company's securities.

As of July 16, 2002, the Company had 165 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options.

                                     ITEM 6
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION
                            AND RESULTS OF OPERATIONS

(1)      Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

During the period before we fully develop our business plan and commence operations, we may be referred to as a shell corporation and as we trade on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

(2)      Results of Operations, Liquidity and Capital Resources

The Company had no operating revenue during either of the years ended March 31, 2002 or 2001 or for the period from May 31, 1994 (date of inception) through June 30, 2002, respectively.

General and administrative expenses for the years ended March 31, 2002 and 2001 were approximately $21,000 and $4,500, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger and compliance with the Securities Exchange Act of 1934..

Net loss for these periods was approximately $(21,000) and $(4,500). Earnings per share for the year ended March 31, 2002 and 2001, was nil for each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $(20,400) and $400.

It is the intent of management and significant stockholders to provide sufficient working capital, when necessary, to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

(3)      Plan of Operation

During the next two years, we plan to take the following business plan steps: during the remainder of Calendar 2002, our goal is to raise capital of $1,500,000 through the sale of common stock in a private placement, during Calendar 2003, our goals include expenditures of $450,000 to include the purchase and outfitting of four service vehicles, leasehold improvements, and operating costs. We will only be able to advance our business plan after we receive capital funding through the sale of equity securities in a private placement.

Our common stock is currently trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. We believe our proposed private placement will be more acceptable to investors since Tekron's common stock is trading on the OTC-Bulletin Board exchange.

Once we secure capital we intend to hire employees, produce and outfit our vehicles conversions and begin development of our operations. We intend to use the equity capital to fund our business plan over the next twelve months as cash flow from sales is not expected to begin until the second half of our first operational year. We will encounter considerable risk in each of our business plan steps and difficulty producing and outfitting the initial twelve vehicle conversions.

Our current business plan provides for funding solely through private placement investment. We have determined through our experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. In the event the we are not successful in obtaining funding through a private placement, we believe the best alternative to advance the company's business plan is for management to loan funds to the company sufficient to maintain a minimum operating level and delay the business plan steps until such time as private placement investment becomes available. Tekron's officers and directors have loaned approximately $19,000 through March 31, 2002. There are no formal commitments or arrangements to repay any such advances or loans. At this time, we believe institutional loans are unavailable to us due to our development stage nature, and venture capital investment is not beneficial to the existing shareholders due to the fifty percent or greater amount of ownership normally required for venture capital funding. Without necessary cash flow, Tekron may be dormant during the next six months, or until a time as necessary funds could be raised in the equity securities market.

Our current business plan, contingent upon the acquisition of Reva Technologies, Inc., will require additional product research and development. Tekron plans to purchase approximately $450,000 in equipment, furnishings, computers, and software during the next twelve months from proceeds of its equity security sales. Our business plan provides for an increase of 6 employees during the next twelve months.

The Company's need for capital may change dramatically as a result of the implementation of the Company's business plan or the initiation of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be.

                                     ITEM 7
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING CONTROL AND FINANCIAL DISCLOSURE

On February 19, 2001, Tekron was notified of the death of Barry Friedman, the company's independent auditor. As a result of the death of Mr. Friedman, the Company's Board of Directors approved the engagement of S. W. Hatfield, CPA to serve as the Company's independent auditor.

The Firm of S. W. Hatfield, CPA has expressed an opinion upon the Company's financial statements for the years ended March 31, 2002 and 2001.

During the Company's fiscal year ended March 31, 2000 and through the date of his death, there were no disagreements between Tekron and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the company's financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

                                     ITEM 9
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The Directors and Executive Officers of the Company, the positions held by each of them, and the commencement date of their service are as follows.

Name                       Age              Positions                                   Term Commencement
----                       ---              ---------                                   -----------------
Luigi Brun                 48               President, Secretary, Director              April 1, 2002
James Kouvarakos           37               Treasurer, Director                         April 1, 2002
Donald Douglas             61               Vice President, Director                    April 1, 2002
Jae Hwan Jang              34               Director                                    April 1, 2002
Ted Malatesta              64               Director                                    April 1, 2002

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

RESUMES

Luigi Brun, President, Secretary & Director. Mr. Brun has served as our President, Secretary, and a Director since April, 2002. Since September 2000 Mr. Brun has served as the President and as a Director of NETOY CORP. (NTOY: Pink Sheets). From 1976 through 1991, Mr. Brun owned and served in various capacities with a number of commercial construction and property development companies.

James Kouvarakos, Treasurer & Director. Mr. Kouvarakos has served as our Treasurer and as a Director since April, 2002. Since 1990 Mr. Kouvarakos has been employed by a research and development company as a technician in the specialty chemical industry.

Donald Douglas, Vice President & Director. Mr. Douglas has served as our Vice President and as a Director since April 2002. Mr. Douglas has been employed since 1975 as a professor at Conestoga College, where he also serves as the coordinator of the Police Foundation & Law Program, and the Security Administration Program. Mr. Douglas has served as a Director of Online-Tech Inc., (Vancouver Stock Exchange: "YDI") since 1998, and has worked as a consultant with various companies over the past 5 years in the area of Government and Military Business Development.

Jae Hwan Jang, Director. Mr. Jang has served as one of our Directors since April 2002. From 1996 until 1998, Mr. Jang worked for Hyundai as a mechanical researcher. Mr. Jang graduated from Kunsan National University in South Korea in 1995 with a Bachelor Degree in Natural Science and Physics.

Ted Malatesta, Director. Mr. Malatesta has served as one of our Directors since April 2002. Over the past 30 years, Mr. Malatesta has worked with several companies in various capacities in the areas of international resort development, energy marketing, and telecommunications. Mr. Malatesta has earned a Bachelor of Science degree in Economics, an M.B.A. in finance, and a Juris Doctor degree.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and executive officers whose cash paid compensation exceeded $100,000 for the year ended March 31, 2002 (the "Named Executive Officers"). Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

                                            Summary Compensation Table
                                            --------------------------

                                            Year              Annual Compensation
                                            Ended
Name & Principal Position                   March 31          Salary ($)        Bonus ($)        Other
-------------------------                   --------          ----------        ---------        -----
Luigi Brun, President, Secretary,           2002                  0                0               0
         and Director                       2001                  0                0               0
                                            2000                  0                0               0

James Kouvarakos, Treasurer,                2002                  0                0               0
         and Director                       2001                  0                0               0
                                            2000                  0                0               0

Option/SAR Grants in Last Fiscal Year.
-------------------------------------

We currently do not have any stock option plans and have issued no options to any of our employees.

Employment Agreements.
---------------------

We currently do not have any employment agreements, termination of employment or change in control arrangements with any of our officers or employees.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation.

Compliance With Section 16(a) of the Exchange Act.
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended March 31, 2002 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2002, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 16, 2002 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group. The address of each of the following individuals is 26 Voyager Court South, Ontario 92064.

                                            Number of Shares           Percentage of
Name and Address                            Beneficially               Total
of Beneficial Owner                         Owned                      Voting Power
-------------------                         -----                      ------------
Luigi Brun                                        0                          0%
James Kouvarakos                                  0                          0%
Donald Douglas                                    0                          0%
Jae Hwan Jang                                     0                          0%
Ted Malatesta                                     0                          0%

All Executive Officers and Directors
as a Group (5 persons)                            0                          0%

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Brun, an officer of the corporation. The costs associated with the use of the telephone, mailing address and offices are almost exclusively used by the Company's officers for business purposes.

                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Number            Exhibit
         ------            -------

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      Bylaws of the Registrant (1)

---------------

(1) Filed with our Registration Statement on Form SB-2 filed on August 31, 2000, and incorporated by this reference.

Reports on Form 8-K - None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tekron, Inc.


                                         By:/S/ Luigi Brun
                                            -------------------------------
                                            Luigi Brun, President,
                                            Secretary & Director
                                            Dated:  August 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                         By:/S/Luigi Brun
                                            -------------------------------
                                            Luigi Brun
                                            President, Secretary & Director
                                            Dated:  August 14, 2002

                                         By:/S/James Kouvarakos
                                            ------------------------
                                            James Kouvarakos,
                                            Treasurer & Director
                                            Dated:  August 14, 2002

                                         By:/S/Donald Douglas
                                            -----------------
                                            Donald Douglas
                                            Vice President & Director
                                            Dated:  August 14, 2002

                                         By:/S/Jae Hwan Jang
                                            ------------------------
                                            Jae Hwan Jang
                                            Director
                                            Dated:  August 14, 2002

                                         By:/S/Ted Malatesta
                                            --------------------------
                                            Ted Malatesta
                                            Director
                                            Dated:  August 14,2002

                                  TEKRON, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                      ----

Report of Independent Certified Public Accountants                                                    F-2

Financial Statements

   Balance Sheets
      as of March 31, 2001 and 2000                                                                   F-3

   Statements of Operations and Comprehensive Loss for the years ended March 31,
      2001 and 2000 and for the period from May 31, 1994 (date of inception)
      through March 31, 2001                                                                          F-4

   Statement of Changes in Stockholders' Equity (Deficit)
      for the period from May 31, 1994 (date of
         inception) through March 31, 2001                                                            F-5

   Statements of Cash Flows
      for the years ended March 31, 2001 and 2000 and
      for the period from May 31, 1994 (date of inception)
      through  March 31, 2001                                                                         F-6

   Notes to Financial Statements                                                                      F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Tekron, Inc.

We have audited the accompanying balance sheets of Tekron, Inc. (a Delaware corporation and a development stage company) as of March 31, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from May 31, 1994 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc. (a development stage company) as of March 31, 2002 and 2001, and the results of its operations and its cash flows each of the two years then ended and for the period from May 31, 1994 (date of inception) through March 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the Financial Statements, the Company has no significant assets nor has had any operations since the inception of the Company. Further, the Company has been and remains dependent upon significant shareholders or corporate officers to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                            S. W. HATFIELD, CPA
Dallas, Texas
July 5, 2002

                                  TEKRON, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2002 and 2001


                                                                  March 31,   March 31,
                                                                    2002       2001
                                                                  --------   ---------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                       $     --    $    370
                                                                  --------    --------

     Total current assets                                               --         370
                                                                  --------    --------

TOTAL ASSETS                                                      $     --    $    370
                                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable - trade                                       $  1,260    $     --
   Advances from officers                                           19,136    $     --
                                                                  --------    --------

     Total current liabilities                                      20,396          --
                                                                  --------    --------

Commitments and contingencies

Stockholders' Equity (Deficit) Common stock - $0.001 par value
     20,000,000 shares authorized
     4,095,000 shares issued and outstanding, respectively           4,095       4,095
   Additional paid-in capital                                        5,025       5,025
   Deficit accumulated during the development phase                (29,516)     (8,750)
                                                                  --------    --------

     Total stockholders' equity (deficit)                          (20,396)        370
                                                                  --------    --------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                 $     --    $    370
                                                                  ========    ========


The accompanying notes are an integral part of these financial statements.
                                       F-3

                                  TEKRON, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2002 and 2001 and
       Period from May 31, 1994 (date of inception) through March 31, 2002


                                                                                                    Period from
                                                                                                   May 31, 1994
                                                                                                (date of inception)
                                                                     Year ended     Year ended       through
                                                                      March 31,      March 31,       March 31,
                                                                        2002          2001             2002
                                                                   ------------    -----------  ------------------
Revenues                                                            $        --    $        --       $        --
                                                                    -----------    -----------       -----------

Operating Expenses
   Selling expenses                                                          --             --                --
   General and administrative expenses                                   20,766          4,503            29,516
                                                                    -----------    -----------       -----------

     Total operating expenses                                            20,766          4,503            29,516
                                                                    -----------    -----------       -----------

Loss from operations                                                    (20,766)        (4,503)          (29,516)

Other income                                                                 --             --                --
                                                                    -----------    -----------       -----------

Loss before provision
   for income taxes                                                     (20,766)        (4,503)          (29,516)

Provision for income taxes                                                   --             --                --
                                                                    -----------    -----------       -----------

Net Loss                                                                (20,766)        (4,503)          (29,516)

Other comprehensive income                                                   --             --                --
                                                                    -----------    -----------       -----------

Comprehensive Loss                                                  $   (20,766)   $    (4,503)      $   (29,516)
                                                                    ===========    ===========       ===========

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted                                    nil            nil       $     (0.01)
                                                                    ===========    ===========       ===========

Weighted-average number of shares
   of common stock outstanding                                        4,095,000      4,103,753         2,184,521
                                                                    ===========    ===========       ===========


The accompanying notes are an integral part of these financial statements.
                                       F-4

                                  TEKRON, INC.
                          (a development stage company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       Period from May 31, 1994 (date of inception) through March 31, 2002



                                                                                         Deficit
                                                                                       accumulated
                                                  Common Stock          Additional      during the
                                                  ------------           paid-in       development
                                               Shares        Amount      capital          phase         Total
                                             ----------   -----------  ------------    -----------   ----------
Balances at May 31, 1994                             --    $       --    $       --    $       --    $       --
Shares issued for services
   on May 31, 1994                                  200            --            20            --            20
Effect of change in par value
   from $0.00001 per share to
   $0.001 per share on
   September 16, 1999                                --            --            --            --            --
Effect of 45 for 1 forward
   stock split on December 8, 1999                8,800             9            (9)           --            --
Net loss for the year                                --            --            --           (20)          (20)
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1995                        9,000             9            11           (20)           --
Net loss for the year                                --            --            --            --            --
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1996                        9,000             9            11           (20)           --
Net loss for the year                                --            --            --            --            --
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1997                        9,000             9            11           (20)           --
Private placement of common
   stock on January 31, 1998                     91,000            --         9,100            --         9,100
Effect of change in par value
   from $0.00001 per share to
   $0.001 per share on
   September 16, 1999                                --            91           (91)           --            --
Effect of 80 for 1 forward
   stock split on December 8, 1999            4,004,000         4,004        (4,004)           --            --
Net loss for the year                                --            --            --            --            --
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1998                    4,104,000         4,104         5,016           (20)        9,100
Net loss for the year                                --            --            --            --            --
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1999                    4,104,000         4,104         5,016           (20)        9,100
Net loss for the year                                --            --            --        (4,227)       (4,227)
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2000                    4,104 000         4,104         5,016        (4,247)        4,873
Surrender and cancellation
   of common stock                               (9,000)           (9)            9            --            --
Net loss for the year                                --            --            --        (4,503)       (4,503)
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2001                    4,095,000         4,095         5,025        (8,750)          370
Net loss for the year                                --            --            --       (20,766)      (20,766)
                                             ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2002                    4,104,000    $    4,095    $    5,025    $  (29,516)   $  (20,396)
                                             ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                       F-5

                                  TEKRON, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2002 and 2001 and
       Period from May 31, 1994 (date of inception) through March 31, 2002


                                                                                             Period from
                                                                                             May 31, 1994
                                                                                          (date of inception)
                                                                 Year ended   Year ended        through
                                                                  March 31,    March 31,       March 31,
                                                                    2002         2001            2002
                                                                 ----------   ----------  ------------------
Cash Flows from Operating Activities
   Net loss for the period                                        $(20,766)   $ (4,503)         $(29,516)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                                     --          --                --
       Common stock issued for services                                 --          --                20
       Increase in Accounts payable - trade                          1,260          --             1,260
                                                                  --------    --------          --------

Net cash used in operating activities                              (19,506)     (4,503)          (28,236)
                                                                  --------    --------          --------


Cash Flows from Investing Activities                                    --          --                --
                                                                  --------    --------          --------


Cash Flows from Financing Activities
   Cash advanced by officer to support operations                   19,136          --            19,136
   Proceeds from sales of common stock                                  --          --             9,100
                                                                  --------    --------          --------

Net cash used in financing activities                               19,136          --            28,236
                                                                  --------    --------          --------

Increase (Decrease) in Cash                                           (370)         --                --

Cash at beginning of period                                            370       4,873                --
                                                                  --------    --------          --------

Cash at end of period                                             $     --    $    370          $     --
                                                                  ========    ========          ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                                 $     --    $     --          $     --
                                                                  ========    ========          ========
     Income taxes paid for the period                             $     --    $     --          $     --
                                                                  ========    ========          ========

The accompanying notes are an integral part of these financial statements.
                                       F-6

                                  TEKRON, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Tekron, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception.

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $29,500.

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

NOTE B - GOING CONCERN UNCERTAINTY

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $29,500.

The Company's current management maintains the corporate status of the Company and provides all nominal working capital support on the Company's behalf through March 31, 2002 and subsequent thereto.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                                  TEKRON, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

4.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

5.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2002 and 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.   Earnings (loss) per share
     -------------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.
                                       F-8

                                  TEKRON, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through March 31, 2002, respectively, are as follows:

                                             March 31,       March 31,
                                               2002            2001          Cumulative
                                            ----------       ---------       ----------
       Federal:
         Current                             $     -          $    -            $    -
         Deferred                                  -               -                 -
                                             -------          ------            ------
                                                   -               -                 -
                                             -------          ------            ------
       State:
         Current                                   -               -                 -
         Deferred                                  -               -                 -
                                             -------          ------            ------
                                                   -               -                 -
                                             -------          ------            ------

         Total                               $     -          $    -            $    -
                                             =======          ======            ======

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $29,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended March 31, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through March 31, 2002, respectively, are as follows:

                                                                 March 31,    March 31,
                                                                   2002         2001      Cumulative
                                                                 ---------    --------    ----------
Statutory rate applied to loss before income taxes                $ (7,060)   $ (1,531)    $(10,035)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 --          --           --
     Other, including reserve for deferred tax asset                 7,060       1,531       10,035
                                                                  --------    --------     --------

       Income tax expense                                         $     --    $     --     $     --
                                                                  ========    ========     ========

                (Remainder of this page left blank intentionally)

                                  TEKRON, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                                 March 31,        March 31,
                                                                   2002            2001           Cumulative
                                                                ----------       ----------      ------------
       Deferred tax assets
         Net operating loss carryforwards                       $   10,035       $   2,975        $   10,035
         Less valuation allowance                                  (10,035)         (2,975)          (10,035)
                                                                ----------       ---------        ----------

       Net Deferred Tax Asset                                   $       --       $      --        $       --
                                                                ==========       =========        ==========

During the years ended March 31, 2002 and 2001, respectively, the valuation allowance increased by approximately $7,060 and $1,531.

NOTE F - COMMON STOCK TRANSACTIONS

On September 16, 1999, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value common stock from the originally authorized amount of 20,000,000 shares of $0.00001 par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On December 8, 1999, the Company's Board of Directors approved and implemented a 45 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 91,200 to 4,104,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 22, 2001, the Company's officers surrendered and cancelled 9,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

NOTE G - SUBSEQUENT EVENTS

On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock. The registered shares are subject to be issued in satisfaction of four (4) separate compensation agreements with the Company's officers and other individuals providing management services to the Company. These transactions will be charged to operations at the closing price of the Company's common stock on the date of the share issuances.
                                      F-10