Form 10QSB/A
period 2001-09-30
TEKRON INC
filed 2002-09-04
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

--------------------------------------------------------------------------------
(Mark one)

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

         [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                         Commission File Number: 0-29493
                                                 -------

                                  Tekron, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              51-0395658
------------------------                               ------------------------
(State of incorporation)                               (IRS Employer ID Number)

           26 Voyager Court, South, Etobicoke, Ontario, Canada M9W 5M7
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 679-0707
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 7, 2001: 4,095,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ]    NO [X]

                                  Tekron, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

  Item 1   Financial Statements                                                                         3

  Item 2   Management's Discussion and Analysis or Plan of Operation                                    11


Part II - Other Information

  Item 1   Legal Proceedings                                                                            12

  Item 2   Changes in Securities                                                                        12

  Item 3   Defaults Upon Senior Securities                                                              12

  Item 4   Submission of Matters to a Vote of Security Holders                                          12

  Item 5   Other Information                                                                            12

  Item 6   Exhibits and Reports on Form 8-K                                                             13

Signatures                                                                                              13


                             Discussion of Amendment
                             -----------------------

This quarterly filing has been amended to restate certain expense items initially presented in Canadian dollars instead of reflecting the appropriate conversion to United States dollars.

Item 1 - Part 1 - Financial Statements

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                                                 September 30,   September 30,
                                                                                     2001            2000
                                                                                 -------------   ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                        $     --          $    719
                                                                                   --------          --------

Total Assets                                                                       $     --          $    719
                                                                                   ========          ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
   Accounts payable - trade                                                        $  1,119          $     --
   Due to officer                                                                    10,037                --
                                                                                   --------          --------

     Total liabilities                                                               11,156                --
                                                                                   --------          --------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     50,000,000 shares authorized
     4,095,0000 and 4,104,000 shares
     issued and outstanding, respectively                                             4,095             4,104
   Additional paid-in capital                                                         5,025             5,016
   Deficit accumulated during the development stage                                 (20,276)           (8,401)
                                                                                   --------          --------

     Total shareholders' equity                                                     (11,156)              719
                                                                                   --------          --------

Total Liabilities and Shareholders' Equity                                         $     --          $    719
                                                                                   ========          ========










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

                                   (Unaudited)

                                                                                                 Period from
                                                                                                 May 31, 1994
                                 Six months      Six months     Three months   Three months  (date of inception)
                                    ended          ended           ended          ended            through
                                 September 30,  September 30,   September 30,  September 30,    September 30,
                                     2001           2000            2001           2000              2001
                                -------------   -------------   -------------  -------------  -----------------
Revenues                          $        --    $        --    $        --    $        --       $        --
                                  -----------    -----------    -----------    -----------       -----------

Expenses
   General and administrative          11,526          4,154         11,156            869            20,276
                                  -----------    -----------    -----------    -----------       -----------

     Total expenses                    11,526          4,154         11,156            869            20,276
                                  -----------    -----------    -----------    -----------       -----------

Loss before Income Taxes              (11,526)        (4,154)       (11,156)          (869)          (20,276)

Provision for Income Taxes                 --             --             --             --                --
                                  -----------    -----------    -----------    -----------       -----------

Net Loss                              (11,526)        (4,154)       (11,156)          (869)          (20,276)

Other comprehensive income                 --             --             --             --                --
                                  -----------    -----------    -----------    -----------       -----------

Comprehensive Income              $   (11,526)   $    (4,154)   $   (11,156)   $      (869)      $   (20,276)
                                  ===========    ===========    ===========    ===========       ===========

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                nil            nil            nil            nil       $     (0.01)
                                  ===========    ===========    ===========    ===========       ===========

Weighted-average number
   of shares of common
   stock outstanding                4,095,000      4,104,000      4,905,000      4,104,000         2,054,731
                                  ===========    ===========    ===========    ===========       ===========














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

                                   (Unaudited)

                                                                                               Period from
                                                                                              May 31, 1994
                                                              Six months     Six months    (date of inception)
                                                                ended          ended             through
                                                             September 30,  September 30,     September 30,
                                                                 2001           2000              2001
                                                             ------------  --------------  ------------------
Cash Flows from Operating Activities
   Net Loss                                                    $(11,526)       $ (4,154)         $(20,276)
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Common stock issued for services                              --              --                20
       Increase in Accounts payable - trade                       1,119              --             1,119
                                                               --------        --------          --------

Net cash used in operating activities                           (10,407)         (4,154)          (19,137)
                                                               --------        --------          --------


Cash Flows from Investing Activities                                 --              --                --
                                                               --------        --------          --------


Cash Flows from Financing Activities
   Advances from officers - net                                  10,037              --            10,037
   Proceeds from sale of common stock                                --              --             9,100
                                                               --------        --------          --------

Net cash provided by financing activities                        10,037              --            19,137
                                                               --------        --------          --------

Increase (Decrease) in Cash                                        (370)         (4,154)               --

Cash at beginning of period                                         370           4,873                --
                                                               --------        --------          --------

Cash at end of period                                          $     --        $    719          $     --
                                                               ========        ========          ========


Supplemental Disclosures of Interest
   and Income Taxes Paid
     Interest paid during the period                           $     --        $     --          $     --
                                                               ========        ========          ========
     Income taxes paid (refunded)                              $     --        $     --          $     --
                                                               ========        ========          ========













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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $20,300.

Note B - Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of March 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2002.

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note C - Going Concern Uncertainty

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $20,300.

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

Note D - Summary of Significant Accounting Policies

1.   Currency translation
     --------------------

     The Company incurs expenses in both US dollar (US$) and Canadian dollar (CN$) transaction accounts. All transactions reflected in the accompanying financial statements have been converted into US dollar equivalents, for each respective quarter at the average of the last day of the month published exchange rate on the last day of the fiscal quarter or the published exchange rate on the first day of the month for related party transactions related to rent and management services for CN$ accounts and at historical amounts for US$ accounts.

2.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start- Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

5.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

6.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7.   Earnings (loss) per share
     -------------------------

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

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CN$ for management and administrative office services and $500 CN$ for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of September 30, 2001, approximately $2,940 US$ has been charged to operations on this agreement.





                (Remainder of this page left blank intentionally)

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended September 30, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through September 30, 2001, respectively, are as follows:

                                September 30,    September 30,
                                    2001             2000           Cumulative
                                -------------    -------------     ------------
       Federal:
         Current                    $    --          $   --           $    --
         Deferred                        --              --                --
                                    -------          ------           -------
                                         --              --                --
                                    -------          ------           -------
       State:
         Current                         --              --                --
         Deferred                        --              --                --
                                    -------          ------           -------
                                         --              --                --
                                    -------          ------           -------

         Total                      $    --          $   --           $    --
                                    =======          ======           =======

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $20,300 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended September 30, 2001 and 2000 and for the period from June 30, 1994 (date of inception) through September 30, 2001, respectively, are as follows:

                                                                   September 30,    September 30,
                                                                        2001            2000           Cumulative
                                                                   ------------     -------------      -----------
Statutory rate applied to loss before income taxes                  $   (3,900)      $   (1,400)       $   (6,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                     --               --                --
     Other, including reserve for deferred tax asset                     3,900            1,400             6,900
                                                                    ----------       ----------        ----------
       Income tax expense                                           $       --       $       --        $       --
                                                                    ==========       ==========        ==========

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                 September 30,     September 30,
                                                     2001               2000
                                                 -------------     -------------
       Deferred tax assets
         Net operating loss carryforwards         $     6,900       $     2,900
         Less valuation allowance                      (6,900)           (2,900)
                                                  -----------       -----------
       Net Deferred Tax Asset                     $        --       $        --
                                                  ===========       ===========

Note H - Common Stock Transactions

On March 22, 2001, the Company's officers surrendered and cancelled 9,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.































                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(2)  Results of Operations, Liquidity and Capital Resources

Tekron, Inc. (Company) experienced a change in the Board of Directors and Senior Management on June 11, 2001. Accordingly, the Company has abandoned it's initial plan of operation as previously reported in its Form 10-KSB for the year ended March 31, 2001. The Company is currently in search of a suitable merger or acquisition candidate.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since it's inception in May 1994.

For the six months ended September 30, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of any acquired business.

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

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   On July 27, 2001, the Company issued a Press Release, via CCN Newswire, announcing the execution of a letter of intent to acquire a wholly-owned subsidiary of Finline Technologies, Ltd. (a publicly-owned Canadian corporation (CNDX: FIN) in exchange for the issuance of 15,000,000 unregistered, restricted shares of the Company's common stock. This Press Release announced that a definitive merger agreement and closing was to occur on or before August 31, 2001.

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

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Reports on Form 8-K

     None

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Tekron, Inc.

Dated: August 22, 2002                                 /s/ Luigi Brun
       ---------------                                 --------------------
                                                       Luigi Brun
                                                       President, Secretary
                                                       and Director