Form 10QSB/A
period 2001-12-31
TEKRON INC
filed 2002-09-04
CIK 1106548

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 4, 2002: 4,095,000
                                           ------------------------

Transitional Small Business Disclosure Format (check one):   YES  [ ]    NO [X]

                                  Tekron, Inc.

               Form 10-QSB for the Quarter ended December 31, 2001

                                Table of Contents


                                                                                                      Page
                                                                                                      ----
Part I - Financial Information

  Item 1   Financial Statements                                                                         3

  Item 2   Management's Discussion and Analysis or Plan of Operation                                    11


Part II - Other Information

  Item 1   Legal Proceedings                                                                            12

  Item 2   Changes in Securities                                                                        12

  Item 3   Defaults Upon Senior Securities                                                              12

  Item 4   Submission of Matters to a Vote of Security Holders                                          12

  Item 5   Other Information                                                                            12

  Item 6   Exhibits and Reports on Form 8-K                                                             12

Signatures                                                                                              12



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


Item 1 - Part 1 - Financial Statements

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                   (Unaudited)

                                                                               December 31,    December 31,
                                                                                   2001           2000
                                                                               ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                      $     --        $    529
                                                                                 --------        --------

Total Assets                                                                     $     --        $    529
                                                                                 ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                                      $     --        $     --
   Due to officer                                                                  19,377              --
                                                                                 --------        --------

     Total liabilities                                                             19,377              --
                                                                                 --------        --------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     50,000,000 shares authorized
     4,095,0000 and 4,104,000 shares
     issued and outstanding, respectively                                           4,095           4,104
   Additional paid-in capital                                                       5,025           5,016
   Deficit accumulated during the development stage                               (28,497)         (8,591)
                                                                                 --------        --------

     Total shareholders' equity                                                   (19,377)            529
                                                                                 --------        --------

Total Liabilities and Shareholders' Equity                                       $     --        $    529
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

                                   (Unaudited)

                                                                                                  Period from
                                                                                                 May 31, 1994
                                  Nine months    Nine months    Three months   Three months  (date of inception)
                                     ended         ended           ended           ended            through
                                  December 31,   December 31,   December 31,    December 31,      December 31,
                                     2001           2000            2001           2000               2001
                                 -------------   ------------   -------------  -------------   -----------------
Revenues                          $        --    $        --    $        --    $        --       $        --
                                  -----------    -----------    -----------    -----------       -----------

Expenses
   General and administrative          19,747          4,344          8,221            190            28,497
                                  -----------    -----------    -----------    -----------       -----------

     Total expenses                    19,747          4,344          8,221            190            28,497
                                  -----------    -----------    -----------    -----------       -----------

Loss before Income Taxes              (19,747)        (4,344)        (8,221)          (190)          (28,497)

Provision for Income Taxes                 --             --             --             --                --
                                  -----------    -----------    -----------    -----------       -----------

Net Loss                              (19,747)        (4,344)        (8,221)          (190)          (28,497)

Other comprehensive income                 --             --             --             --                --
                                  -----------    -----------    -----------    -----------       -----------

Comprehensive Income              $   (19,747)   $    (4,344)   $    (8,221)   $      (190)      $   (28,497)
                                  ===========    ===========    ===========    ===========       ===========

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted        $     (0.01)           nil            nil            nil       $     (0.01)
                                  ===========    ===========    ===========    ===========       ===========

Weighted-average number
   of shares of common
   stock outstanding                4,095,000      4,104,000      4,095,000      4,104,000         2,122,470
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

                                   (Unaudited)

                                                                                             Period from
                                                                                            May 31, 1994
                                                              Six months      Six months  (date of inception)
                                                                 ended          ended          through
                                                              December 31,   December 31,     December 31,
                                                                 2001            2000            2001
                                                             -------------   -----------   -----------------
Cash Flows from Operating Activities
   Net Loss                                                    $(19,747)       $ (4,344)        $(28,497)
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Common stock issued for services                              --              --               20
       Increase in Accounts payable - trade                          --              --               --
                                                               --------        --------         --------

Net cash used in operating activities                           (19,747)         (4,344)         (28,477)
                                                               --------        --------         --------


Cash Flows from Investing Activities                                 --              --               --
                                                               --------        --------         --------


Cash Flows from Financing Activities
   Advances from officers - net                                  19,377              --           19,377
   Proceeds from sale of common stock                                --              --            9,100
                                                               --------        --------         --------

Net cash provided by financing activities                        19,377              --           28,477
                                                               --------        --------         --------

Increase (Decrease) in Cash                                        (370)         (4,344)              --

Cash at beginning of period                                         370           4,873               --
                                                               --------        --------         --------

Cash at end of period                                          $     --        $    529         $     --
                                                               ========        ========         ========


Supplemental Disclosures of Interest
   and Income Taxes Paid
     Interest paid during the period                           $     --        $     --         $     --
                                                               ========        ========         ========
     Income taxes paid (refunded)                              $     --        $     --         $     --
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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $28,500.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note C - Going Concern Uncertainty

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $28,500.

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

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CN$ for management and administrative office services and $500 CN$ for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of December 31, 2001, approximately $5,800 US$ has been charged to operations on this agreement.




                (Remainder of this page left blank intentionally)

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended December 31, 2001 and 2000 and for the period from May 31, 1994 (date of inception) through December 31, 2001, respectively, are as follows:

                                    December 31,    December 31,
                                        2001           2000        Cumulative
                                    -----------     ------------   ----------
       Federal:
         Current                      $    --          $   --        $   --
         Deferred                          --              --            --
                                      -------          ------        ------
                                           --              --            --
                                      -------          ------        ------
       State:
         Current                           --              --            --
         Deferred                          --              --            --
                                      -------          ------        ------
                                           --              --            --
                                      -------          ------        ------

         Total                        $    --          $   --        $   --
                                      =======          ======        ======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $28,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended December 31, 2001 and 2000 and for the period from June 30, 1994 (date of inception) through December 31, 2001, respectively, are as follows:

                                                               December 31,    December 31,
                                                                   2001            2000          Cumulative
                                                               ------------    -----------       ----------
Statutory rate applied to loss before income taxes              $(6,700)         $(1,500)          $(9,700)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --                --
     Other, including reserve for deferred tax asset              6,700            1,500             9,700
                                                                -------          -------           -------

       Income tax expense                                       $    --          $    --           $    --
                                                                =======          =======           =======

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                                 December 31,   December 31,
                                                     2001          2000
                                                 ------------   ------------
       Deferred tax assets
         Net operating loss carryforwards         $  9,700       $   2,900
         Less valuation allowance                   (9,700)         (2,900)
                                                  --------       ---------

       Net Deferred Tax Asset                     $     --       $      --
                                                  ========       =========

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

Item 5 - Other Information
   None

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

                                                         Tekron, Inc.

Dated: August 22, 2002                                   /s/ Luigi Brun
       ---------------                                   -----------------------
                                                         Luigi Brun
                                                         President, Secretary
                                                         and Director
                                       12