Form 10KSB/A
period 2002-03-31
TEKRON INC
filed 2002-09-04
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

--------------------------------------------------------------------------------
(Mark one)

         [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the annual period ended March 31, 2002

         [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to ___________________

--------------------------------------------------------------------------------
                         Commission File Number: 0-29493
                                                 -------

                                  Tekron, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                            51-0395658
------------------------                            -----------------------
(State of incorporation)                            (IRS Employer ID Number)

           26 Voyager Court, South, Etobicoke, Ontario, Canada M9W 5M7
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 661-0601
                                 --------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
         Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock $0.001 par value

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $0.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2001 was approximately $2,174, using the closing historical price of $0.03 per share as quoted on www.edreyfus.com

As of August 22, 2002, there were 6,895,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                                                         Page
                                                                                                         ----
PART I

ITEM 1        Description of the Business                                                                 3
ITEM 2        Description of Property                                                                     4
ITEM 3        Legal Proceedings                                                                           4
ITEM 4        Submission of Matters to a Vote of Security Holders                                         4

PART II

ITEM 5        Market Price of and Dividends on the Registrant's Common Equity
                and Other Shareholder Matters                                                             4
ITEM 6        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     4
ITEM 7        Financial Statements and Supplementary Data                                                 7
ITEM 8        Changes in and Disagreements with Accountants on Accounting
                Control and Financial Disclosure                                                          7

PART III

ITEM 9        Directors, Executive Officers, Promoters and Control Persons                                8
ITEM 10       Executive Compensation                                                                      9
ITEM 11       Security Ownership of Certain Beneficial Owners and Management                              10
ITEM 12       Certain Relationships and Related Transactions                                              10
ITEM 13       Exhibits, Financial Statement Schedules and Reports on Form 8-K                             10

SIGNATURES                                                                                                11

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

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

ITEM 2 - DESCRIPTION OF PROPERTY

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2002, there were no submissions of matters to a vote of security holders.

                                     PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the period before we fully develop our business plan or consummate our letter of intent with Reva Technologies Corp. and commence operations, we may be referred to as a shell corporation and as we trade on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

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

(2)  Results of Operations, Liquidity and Capital Resources

The Company had no operating revenue during either of the years ended March 31, 2002 or 2001 or for the period from May 31, 1994 (date of inception) through March 31, 2002, respectively.

In August 2002, Management of the Company discovered that certain Fiscal 2002 transactions had been recorded in Canadian dollars instead of United States dollars, as required by Regulation S-X of the U. S. Securities and Exchange Commission. Further, the Company experienced a failure in its system of internal accounting control during the 4th quarter which resulted in the omission of certain cumulative expenses for the fiscal year ended March 31, 2002. Accordingly, these errors in proper presentation required a restatement of amounts previously recorded for the fiscal year ended March 31, 2002. This error also caused an understatement in general and administrative expenses for the fiscal year ended March 31, 2002.

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                                                    Period from
                                                                    May 31, 1994
                                                                (date of inception)
                                      Year ended     Year ended        through      Cumulative
                                       March 31,      March 31,       March 31,      effect of
                                         2002           2001            2002          changes
                                      ----------     ----------- -----------------  ----------
Net Loss, as previously reported       $(20,766)       $  (4,503)     $(29,516)
Effect of the correction of an error
   Conversion from CN$ to US$             1,019               --         1,019         1,019
   Omission of certain
     cumulative amounts                 (17,423)              --       (17,423)      (17,423)
                                       --------        ---------      --------      --------
   Total effect of changes on
     Loss from Operations
     and Net Loss                       (16,404)              --       (16,404)      (16,404)
                                       --------        ---------      --------      --------

Net Loss, as restated                  $(37,170)       $  (4,503)     $(45,920)     $(16,404)
                                       ========        =========      ========      ========

Earnings per share,
   as previously reported              $   0.00         $   0.00      $  (0.01)
Total effect of changes                   (0.01)              --         (0.01)        (0.01)
                                       --------        ---------      --------      --------

Earnings per share, as restated        $  (0.01)       $    0.00      $  (0.02)     $  (0.01)
                                       ========        =========      ========      ========

General and administrative expenses for the years ended March 31, 2002 and 2001 were approximately $37,000 and $4,500, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger and compliance with the Securities Exchange Act of 1934..

Net loss for these periods was approximately $(37,000) and $(4,500). Earnings per share for the year ended March 31, 2002 and 2001, was nil for each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $(37,400) and $400.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

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

ITEM 10 - EXECUTIVE COMPENSATION

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

                                              Summary Compensation Table
                                              --------------------------
                                                                       Annual Compensation
                                            Year                       -------------------
                                            Ended
Name & Principal Position                   March 31          Salary ($)        Bonus ($)      Other
-------------------------                   --------          ----------        ---------      -----
Luigi Brun, President, Secretary,           2002                   0                0             0
         and Director                       2001                   0                0             0
                                            2000                   0                0             0

James Kouvarakos, Treasurer,                2002                   0                0             0
         and Director                       2001                   0                0             0
                                            2000                   0                0             0

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Brun, an officer of the corporation. The costs associated with the use of the telephone, mailing address and offices are almost exclusively used by the Company's officers for business purposes.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Number   Exhibit
         ------   -------

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      Bylaws of the Registrant (1)
         99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------

(1) Filed with our Registration Statement on Form SB-2 filed on August 31, 2000, and incorporated by this reference.

Reports on Form 8-K - None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.


By: /s/ Luigi Brun
    -----------------------------------
Luigi Brun, President,
Secretary & Director
Dated:  August 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Luigi Brun
    -----------------------------------
Luigi Brun
President, Secretary & Director
Dated:  August 22, 2002

By: /s/ James Kouvarakos
    -----------------------------------
James Kouvarakos,
Treasurer & Director
Dated:  August 22, 2002

By: /s/ Donald Douglas
    -----------------------------------
Donald Douglas
Vice President & Director
Dated:  August 22, 2002

By: /s/ Jae Hwan Jang
    -----------------------------------
Jae Hwan Jang
Director
Dated:  August 22, 2002

By: /s/ Ted Malatesta
    -----------------------------------
Ted Malatesta
Director
Dated:  August 22, 2002

                                  TEKRON, INC.
                          (a development stage company)

                          Restated Financial Statements
                                       and
                          Independent Auditor's Report

                             March 31, 2002 and 2001

                                  TEKRON, INC.
                          (a development stage company)

                      INDEX TO REVISED FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                      ----
Report of Independent Certified Public Accountants                                                    F-2

Financial Statements

   Balance Sheets
      as of March 31, 2002 and 2001                                                                   F-3

   Statements of Operations and Comprehensive Loss
      for the years ended March 31, 2002 and 2001 and
      for the period from May 31, 1994 (date of inception)
      through March 31, 2002                                                                          F-4

   Statement of Changes in Stockholders' Equity (Deficit)
      for the period from May 31, 1994 (date of
      inception) through March 31, 2002                                                               F-5

   Statements of Cash Flows
      for the years ended March 31, 2002 and 2001 and
      for the period from May 31, 1994 (date of inception)
      through  March 31, 2002                                                                         F-6

   Notes to Financial Statements                                                                      F-7

S. W. HATFIELD, CPA
certified public accountants
Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Tekron, Inc.

We have audited the accompanying revised balance sheets of Tekron, Inc. (a Delaware corporation and a development stage company) as of March 31, 2002 and 2001 and the related revised statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from May 31, 1994 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the Financial Statements, the Company has no significant assets nor has had any operations since the inception of the Company. Further, the Company has been and remains dependent upon significant shareholders or corporate officers to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on July 5, 2002. Subsequent to the date of our Report, Management of the Company, during August 2002, discovered that certain Fiscal 2002 transactions had been recorded in Canadian dollars instead of United States dollars, as required by Regulation S-X of the
U. S. Securities and Exchange Commission. Further, the Company experienced a failure in its system of internal accounting control during the 4th quarter which resulted in the omission of certain cumulative expenses for the fiscal year ended March 31, 2002. Accordingly, the proper presentation required a restatement of amounts previously recorded for the Fiscal Year ended March 31, 2002. Accordingly, we withdraw our opinion dated July 5, 2002. No reliance should be placed on our opinion dated July 5, 2002.


                                                            S. W. HATFIELD, CPA
Dallas, Texas
August 22, 2002

                                  TEKRON, INC.
                          (a development stage company)
                             REVISED BALANCE SHEETS
                             March 31, 2002 and 2001


                                                                           March 31,    March 31,
                                                                             2002         2001
                                                                           ---------    --------
                                     ASSETS
                                     ------
Current Assets                                                              $     --    $    370
   Cash on hand and in bank                                                 --------    --------

                                                                                  --         370
     Total current assets                                                   --------    --------

                                                                            $     --    $    370
TOTAL ASSETS                                                                ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities                                                         $  7,140    $     --
   Accounts payable - trade                                                   29,660    $     --
   Advances from officers                                                   --------    --------

                                                                              36,800          --
     Total current liabilities                                              --------    --------


Commitments and contingencies

Stockholders' Equity (Deficit)
   Common stock - $0.001 par value
     20,000,000 shares authorized                                              4,095       4,095
     4,095,000 shares issued and outstanding, respectively                     5,025       5,025
   Additional paid-in capital                                                (45,920)     (8,750)
   Deficit accumulated during the development phase                         --------    --------

                                                                             (36,800)        370
     Total stockholders' equity (deficit)                                   --------    --------


TOTAL LIABILITIES AND                                                       $     --    $    370
   STOCKHOLDERS' EQUITY (DEFICIT)                                           ========    ========










The accompanying notes are an integral part of these financial statements.
                                       F-3

                                  TEKRON, INC.
                          (a development stage company)
             REVISED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2002 and 2001 and
      Period from May 31, 1994 (date of inception) through March 31, 2002


                                                                                              Period from
                                                                                             May 31, 1994
                                                                                         (date of inception)
                                                             Year ended     Year ended          through
                                                              March 31,      March 31,         March 31,
                                                                2002           2001               2002
                                                             -----------    -----------   -----------------
Revenues                                                     $        --    $        --       $        --
                                                             -----------    -----------       -----------
Operating Expenses
   Selling expenses                                                   --             --                --
   General and administrative expenses                            37,170          4,503            45,920
                                                             -----------    -----------       -----------

     Total operating expenses                                     37,170          4,503            45,920
                                                             -----------    -----------       -----------

Loss from operations                                             (37,170)        (4,503)          (45,920)

Other income                                                          --             --                --
                                                             -----------    -----------       -----------

Loss before provision
   for income taxes                                              (37,170)        (4,503)          (45,920)

Provision for income taxes                                            --             --                --
                                                             -----------    -----------       -----------

Net Loss                                                         (37,170)        (4,503)          (45,920)

Other comprehensive income                                            --             --                --
                                                             -----------    -----------       -----------

Comprehensive Loss                                           $   (37,170)   $    (4,503)      $   (45,920)
                                                             ===========    ===========       ===========

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted                     $     (0.01)           nil       $     (0.02)
                                                             ===========    ===========       ===========

Weighted-average number of shares
   of common stock outstanding                                 4,095,000      4,103,753         2,184,521
                                                             ===========    ===========       ===========














The accompanying notes are an integral part of these financial statements.
                                       F-4

                                  TEKRON, INC.
                          (a development stage company)
         REVISED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      Period from May 31, 1994 (date of inception) through March 31, 2002



                                                                                  Deficit
                                                                                accumulated
                                           Common Stock           Additional    during the
                                           ------------            paid-in      development
                                       Shares        Amount        capital         phase       Total
                                     ----------   -----------    -----------   ------------  ----------
Balances at May 31, 1994                     --    $       --    $       --    $       --    $       --
Shares issued for services
   on May 31, 1994                          200            --            20            --            20
Effect of change in par value
   from $0.00001 per share to
   $0.001 per share on
   September 16, 1999                        --            --            --            --            --
Effect of 45 for 1 forward
   stock split on December 8, 1999        8,800             9            (9)           --            --
Net loss for the year                        --            --            --           (20)          (20)
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1995                9,000             9            11           (20)           --
Net loss for the year                        --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1996                9,000             9            11           (20)           --
Net loss for the year                        --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1997                9,000             9            11           (20)           --
Private placement of common
   stock on January 31, 1998             91,000            --         9,100            --         9,100
Effect of change in par value
   from $0.00001 per share to
   $0.001 per share on
   September 16, 1999                        --            91           (91)           --            --
Effect of 80 for 1 forward
   stock split on December 8, 1999    4,004,000         4,004        (4,004)           --            --
Net loss for the year                        --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1998            4,104,000         4,104         5,016           (20)        9,100
Net loss for the year                        --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 1999            4,104,000         4,104         5,016           (20)        9,100
Net loss for the year                        --            --            --        (4,227)       (4,227)
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2000            4,104 000         4,104         5,016        (4,247)        4,873
Surrender and cancellation
   of common stock                       (9,000)           (9)            9            --            --
Net loss for the year                        --            --            --        (4,503)       (4,503)
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2001            4,095,000         4,095         5,025        (8,750)          370
Net loss for the year                        --            --            --       (37,170)      (37,170)
                                     ----------    ----------    ----------    ----------    ----------

Balances at March 31, 2002            4,104,000    $    4,095    $    5,025    $  (45,920)   $  (36,800)
                                     ==========    ==========    ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.
                                       F-5

                                  TEKRON, INC.
                          (a development stage company)
                        REVISED STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2002 and 2001 and
      Period from May 31, 1994 (date of inception) through March 31, 2002


                                                                                              Period from
                                                                                             May 31, 1994
                                                                                          (date of inception)
                                                                Year ended    Year ended       through
                                                                 March 31,     March 31,       March 31,
                                                                   2002          2001            2002
                                                               ------------   ----------  ------------------
Cash Flows from Operating Activities
   Net loss for the period                                        $(37,170)   $ (4,503)        $(45,920)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                                     --          --               --
       Common stock issued for services                                 --          --               20
       Increase in Accounts payable - trade                          7,140          --            7,140
                                                                  --------    --------         --------

Net cash used in operating activities                              (30,030)     (4,503)         (38,760)
                                                                  --------    --------         --------


Cash Flows from Investing Activities                                    --          --               --
                                                                  --------    --------         --------


Cash Flows from Financing Activities
   Cash advanced by officer to support operations                   29,660          --           29,660
   Proceeds from sales of common stock                                  --          --            9,100
                                                                  --------    --------         --------

Net cash used in financing activities                               29,660          --           38,760
                                                                  --------    --------         --------

Increase (Decrease) in Cash                                           (370)         --               --

Cash at beginning of period                                            370       4,873               --
                                                                  --------    --------         --------

Cash at end of period                                             $     --    $    370         $     --
                                                                  ========    ========         ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                                 $     --    $     --         $     --
                                                                  ========    ========         ========
     Income taxes paid for the period                             $     --    $     --         $     --
                                                                  ========    ========         ========







The accompanying notes are an integral part of these financial statements.
                                       F-6

                                  TEKRON, INC.
                          (a development stage company)
                      NOTES TO REVISED FINANCIAL STATEMENTS

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

On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaption to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of August 22, 2002.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $46,000.

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - CORRECTION OF AN ERROR

In August 2002, Management of the Company discovered that certain Fiscal 2002 transactions had been recorded in Canadian dollars instead of United States dollars, as required by Regulation S-X of the U. S. Securities and Exchange Commission. Further, the Company experienced a failure in its system of internal accounting control during the 4th quarter which resulted in the omission of certain cumulative expenses for the fiscal year ended March 31, 2002. Accordingly, these errors in proper presentation required a restatement of amounts previously recorded for the fiscal year ended March 31, 2002. This error
                                       F-7

                                  TEKRON, INC.
                          (a development stage company)
                NOTES TO REVISED FINANCIAL STATEMENTS - CONTINUED

NOTE C - CORRECTION OF AN ERROR - Continued

also caused an understatement in general and administrative expenses for the fiscal year ended March 31, 2002.

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                                                       Period from
                                                                       May 31, 1994
                                                                   (date of inception)
                                            Year ended  Year ended       through        Cumulative
                                             March 31,   March 31,      March 31,        effect of
                                               2002        2001            2002           changes
                                            ----------  ----------  ------------------  ----------
Net Loss, as previously reported            $(20,766)   $  (4,503)        $(29,516)

Effect of the correction of an error
   Conversion from CN$ to US$                  1,019           --            1,019          1,019
   Omission of certain cumulative amounts    (17,423)          --          (17,423)       (17,423)
                                            --------    ---------         --------       --------
   Total effect of changes on
     Loss from Operations and Net Loss       (16,404)          --          (16,404)       (16,404)
                                            --------    ---------         --------       --------

Net Loss, as restated                       $(37,170)   $  (4,503)        $(45,920)      $(16,404)
                                            ========    =========         ========       ========

Earnings per share,
   as previously reported                   $   0.00    $    0.00         $  (0.01)
Total effect of changes                        (0.01)          --            (0.01)         (0.01)
                                            --------    ---------         --------       --------

Earnings per share, as restated             $  (0.01)   $    0.00         $  (0.02)      $  (0.01)
                                            ========    =========         ========       ========

NOTE D - GOING CONCERN UNCERTAINTY

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $46,000.

The Company's current management maintains the corporate status of the Company and provides all nominal working capital support on the Company's behalf through March 31, 2002 and subsequent thereto.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.
                                       F-8

                                  TEKRON, INC.
                          (a development stage company)
                NOTES TO REVISED FINANCIAL STATEMENTS - CONTINUED

NOTE D - GOING CONCERN UNCERTAINTY - Continued

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

On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaption to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of August 22, 2002 and its impact on future operations is unknown at this time.

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                  TEKRON, INC.
                          (a development stage company)
                NOTES TO REVISED FINANCIAL STATEMENTS - CONTINUED

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE G - RELATED PARTY TRANSACTIONS

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CN$ for management and administrative office services and $500 CN$ for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. For the year ended March 31, 2002, approximately $8,600 US$ has been charged to operations on this agreement.


                (Remainder of this page left blank intentionally)

                                  TEKRON, INC.
                          (a development stage company)
                NOTES TO REVISED FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through March 31, 2002, respectively, are as follows:

                               March 31,       March 31,
                                  2002            2001          Cumulative
                               --------        ---------        ----------
       Federal:
         Current                $    --          $   --           $    --
         Deferred                    --              --                --
                                -------          ------            ------
                                     --              --                --
                                -------          ------            ------
       State:
         Current                     --              --                --
         Deferred                    --              --                --
                                -------          ------            ------
                                     --              --                --
                                -------          ------            ------

         Total                  $    --          $   --            $   --
                                =======          ======            ======

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $46,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended March 31, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through March 31, 2002, respectively, are as follows:

                                                          March 31,        March 31,
                                                            2002             2001        Cumulative
                                                          ---------        ---------     ----------
Statutory rate applied to loss before income taxes        $(12,600)        $ (1,500)      $ (15,600)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --              --
     Other, including reserve for deferred tax asset        12,600            1,500          15,600
                                                          --------         --------       ---------

       Income tax expense                                 $     --         $     --       $      --
                                                          ========         ========       =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                  TEKRON, INC.
                          (a development stage company)
                NOTES TO REVISED FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES - Continued

                                                March 31,       March 31,
                                                   2002           2001          Cumulative
                                                ---------      ----------       -----------
       Deferred tax assets
         Net operating loss carryforwards       $  15,600      $    3,000        $   15,600
         Less valuation allowance                 (15,600)         (3,000)          (15,600)
                                                ---------      ----------        ----------

       Net Deferred Tax Asset                   $      --      $       --        $       --
                                                =========      ==========        ==========

During the years ended March 31, 2002 and 2001, respectively, the valuation allowance increased by approximately $12,600 and $1,500.

NOTE I - COMMON STOCK TRANSACTIONS

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

NOTE J - SUBSEQUENT EVENTS

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

On June 13, 2002, the Company entered into a one-year contract with Daily Financial.com, Inc., a New York corporation, to provide corporate finance consulting services to the Company. Daily Financial.com, Inc. is a full service corporate communications firm that specializes in providing high-tech companies with professional and cost-effective corporate consulting services including investor relations, website and newsletter coverage and corporate fact sheets.