Form 10QSB
period 2002-06-30
TEKRON INC
filed 2002-09-04
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended June 30, 2002

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 22, 2002: 6,895,000
                                          --------------------------

Transitional Small Business Disclosure Format (check one):   YES  [ ]    NO  [X]

                                  Tekron, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

  Item 1   Financial Statements                                                                         3

  Item 2   Management's Discussion and Analysis or Plan of Operation                                    12

Part II - Other Information

  Item 1   Legal Proceedings                                                                            13

  Item 2   Changes in Securities                                                                        13

  Item 3   Defaults Upon Senior Securities                                                              13

  Item 4   Submission of Matters to a Vote of Security Holders                                          13

  Item 5   Other Information                                                                            13

  Item 6   Exhibits and Reports on Form 8-K                                                             13

Signatures                                                                                              14

Item 1 - Part 1 - Financial Statements

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)


                                                                               June 30,     June 30,
                                                                                 2002         2001
                                                                              ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                   $      --    $      --
                                                                              ---------    ---------

Total Assets                                                                  $      --    $      --
                                                                              =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                                   $  12,264    $      --
   Advances from officers                                                        39,874           --
                                                                              ---------    ---------

     Total current liabilities                                                   52,138           --
                                                                              ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     50,000,000 shares authorized
     6,895,000 and 4,095,000 shares
     issued and outstanding, respectively                                         6,895        4,095
   Additional paid-in capital                                                   282,225        5,025
   Deficit accumulated during the development stage                            (341,258)      (9,120)
                                                                              ---------    ---------

     Total shareholders' equity                                                 (52,138)          --
                                                                              ---------    ---------

Total Liabilities and Shareholders' Equity                                    $      --    $      --
                                                                              =========    =========










   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                Statements of Operations and Comprehensive Income
                    Three months ended June 30, 2002 and 2001
       Period from May 31, 1994 (date of inception) through June 30, 2002

                                   (Unaudited)

                                                                               Period from
                                                                               May 31, 1994
                                                Three months   Three months (date of inception)
                                                    ended          ended          through
                                                  June 30,       June 30,         June 30,
                                                    2002           2001            2002
                                               -------------  -------------  -----------------
Revenues                                       $        --    $        --       $        --
                                               -----------    -----------       -----------

Expenses
   Executive compensation                          280,000             --           280,000
   General and administrative                       15,338            370            61,258
                                               -----------    -----------       -----------

     Total expenses                                295,338            370           341,258
                                               -----------    -----------       -----------

Loss before Income Taxes                          (295,338)          (370)         (341,258)

Provision for Income Taxes                              --             --                --
                                               -----------    -----------       -----------

Net Loss                                          (295,338)          (370)         (341,258)

Other comprehensive income                              --             --                --
                                               -----------    -----------       -----------

Comprehensive Loss                             $  (295,338)   $      (370)      $  (341,258)
                                               ===========    ===========       ===========

Loss per weighted-average share of common
   stock outstanding, computed on Net Loss -
   basic and fully diluted                     $     (0.07)           nil       $     (0.15)
                                               ===========    ===========       ===========

Weighted-average number of shares of common
   stock outstanding                             4,433,462      4,095,000         2,253,848
                                               ===========    ===========       ===========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                    Three months ended June 30, 2002 and 2001
       Period from May 31, 1994 (date of inception) through June 30, 2002

                                   (Unaudited)

                                                                                                      Period from
                                                                                                     May 31, 1994
                                                                   Three months    Three months   (date of inception)
                                                                      ended            ended            through
                                                                     June 30,         June 30,          June 30,
                                                                        2002            2001              2002
                                                                     ---------     -------------   ------------------
Cash Flows from Operating Activities
   Net Loss                                                        $ (295,338)     $        (370)   $     (341,258)
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation                                                        --                 --                --
       Common stock issued for executive compensation                 280,000                 --           280,000
       Common stock issued for services                                    --                 --                20
       Increase in Accounts Payable - Trade                             5,124                 --            12,264
                                                                   ----------      -------------    --------------

Net cash used in operating activities                                 (10,214)              (370)          (48,974)
                                                                   ----------      -------------    --------------


Cash Flows from Investing Activities                                       --                 --                --
                                                                   ----------      -------------    --------------


Cash Flows from Financing Activities
   Cash advanced by officer to support operations                      10,214                 --            39,874
   Proceeds from sale of common stock                                      --                 --             9,100
                                                                   ----------      -------------    --------------

Net cash provided by financing activities                              10,214                 --            48,974
                                                                   ----------      -------------    --------------

Increase (Decrease) in Cash                                           (10,214)              (370)               --

Cash at beginning of period                                                --                370                --
                                                                   ----------      -------------    --------------

Cash at end of period                                              $       --      $          --    $           --
                                                                   ==========      =============    ==============


Supplemental Disclosures of Interest
   and Income Taxes Paid
     Interest paid during the period                               $       --      $          --    $           --
                                                                   ==========      =============    ==============
     Income taxes paid (refunded)                                  $       --      $          --    $           --
                                                                   ==========      =============    ==============




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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $341,000.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

Note C - Going Concern Uncertainty

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $341,000.

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

1.   Currency translation

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

5.   Advertising expenses

     Advertising and marketing expenses are charged to operations as incurred.

6.   Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2002 and 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7.   Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

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

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CN$ for management and administrative office services and $500 CN$ for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of June 30, 2002 and 2001, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement.

Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through June 30, 2002, respectively, are as follows:

                                   June 30,         June 30,
                                     2002             2001        Cumulative
                                   --------         --------      ----------
       Federal:
         Current                    $    --          $   --         $   --
         Deferred                        --              --             --
                                    -------          ------         ------
                                         --              --             --
                                    -------          ------         ------
       State:
         Current                         --              --             --
         Deferred                        --              --             --
                                    -------          ------         ------
                                         --              --             --
                                    -------          ------         ------
         Total                      $    --          $   --         $   --
                                    =======          ======         ======

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $342,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                (Remainder of this page left blank intentionally)

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

The Company's income tax expense for the three months ended June 30, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through June 30, 2002, respectively, are as follows:

                                                                   Three months     Three months
                                                                       ended           ended
                                                                      June 30,        June 30,
                                                                        2002            2001       Cumulative
                                                                   ------------     ------------  ------------
Statutory rate applied to loss before income taxes                   $(100,400)      $   (100)     $  (116,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                     --             --               --
     Other, including reserve for deferred tax asset                   100,400            100          116,000
                                                                     ---------       --------     ------------

       Income tax expense                                            $      --       $     --     $         --
                                                                     =========       ========     ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                      June 30,         June 30,
                                                        2002             2001
                                                     ----------       ----------
       Deferred tax assets
         Net operating loss carryforwards            $  116,000       $   3,100
         Less valuation allowance                      (116,000)         (3,100)
                                                     ----------       ---------

       Net Deferred Tax Asset                        $       --       $      --
                                                     ==========       =========

During the three months ended June 30, 2002 and 2001, respectively, the valuation allowance increased by approximately $100,000 and $100.

Note H - Common Stock Transactions

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

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note H - Common Stock Transactions - Continued

On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock. The registered shares were issued in satisfaction of four (4) separate compensation agreements with the Company's officers and other individuals providing management services to the Company. These shares were valued at $0.10 per share as based on the closing quoted stock price on the respective date of the transaction. These transactions were valued at an aggregate approximate $280,000. This amount has been charged to operations in the accompanying financial statements.

Note I - Commitments

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




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

Tekron, Inc. (Company) experienced a change in the Board of Directors and Senior Management on June 11, 2001. Accordingly, the Company may or may not elect to continue on it's initial plan of operation as previously reported in its Form 10-KSB for the year ended March 31, 2001.

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

For the three months ended June30, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

The Company anticipates that until either its previously discussed business plan or the pending business combination with Reva is completed, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of it's executed business plan or the performance of any acquired business.

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

Part II - Other Information

Item 1 - Legal Proceedings
   None

Item 2 - Changes in Securities

   On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock. The registered shares were issued in satisfaction of four
   (4) separate compensation agreements with the Company's officers and other individuals providing management services to the Company. These shares, valued at $0.10 per share as based on the closing quoted stock price on the respective date of the transaction, were issued as follows: Mario Liberatore
   - 1,000,000 shares; Mary Maras - 800,000 shares; Nicholas Plessas - 500,000 shares; and William Kefalas - 500,000 shares. These transactions were valued at an aggregate $280,000 which was charged to operations in the accompanying financial statements.

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