Form 10QSB
period 2002-09-30
TEKRON INC
filed 2002-11-12
CIK 1106548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
        [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended September 30, 2002
        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
         For the transition period from ______________ to _____________

                         Commission File Number: 0-29493

                                  Tekron, Inc.
                                 -------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                51-0395658
        ------------------------                 ------------------------
        (State of incorporation)                    (IRS Employer ID)
         Number)

               71 Sir James Court, Arva, Ontario, Canada N0M 1C0
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (519) 661-0609
                                ----------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2002: 6,895,000
Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                                       1

                                  Tekron, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents

Part I - Financial Information                                             Page
                                                                           ----
  Item 1  Financial Statements...............................................3
  Item 2  Management's Discussion and Analysis of
              Plan of Operation.............................................13

Part II -  Other Information

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27 Of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements.

                                       2

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets
                    September 30, 2002 and September 30, 2001

                                   (Unaudited)

                                     ASSETS
                                     ------
                                                   September 30,   September 30,
                                                       2002            2001
                                                   ------------    ------------
Current Assets
  Cash On hand and in bank                                  0               0
                                                     ---------       ---------
Total Assets                                                0               0

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable - Trade                             14,164           1,111
  Advances from Officers                               54,851          12,311
                                                     ---------       ---------

  Total Current Liabilities                            69,015          13,422

Shareholders' Equity
  Common stock - $0.001 par value
    50,000 shares authorized
    6,895,000 and 4, 095,000 shares
    issued and outstanding, respectively                6,895           4,095
  Additional paid-in capital                          282,225           5,025
  Deficit accumulated during the development stage   (358,135)        (22,542)
                                                     ---------       ---------

    Total Shareholder's Equity                        (69,015)        (13,422)
                                                     ---------       ---------

Total Liabilities and Shareholder's Equity                  0               0

The financial information presented herein has been prepared by management without audit by independent certified accountants. The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                            Statements of Operations

                                   (Unaudited)

                                         Cumulative   Three Months Ended    Six Months Ended
                                           During        September 30,        September 30,
                                         Development    --------------       --------------
                                            Stage       2002       2001       2002       2001
                                            -----       ----       ----       ----       ----

Revenue                                         0          0          0          0          0

Expense
  Executive Compensation                  280,000          0          0    280,000          0
  General and administrative               78,136     16,877     13,422     32,215     13,792

Total Expenses                            358,136     16,877     13,422    312,215     13,792

Loss Before Income Taxes                  358,136     16,877     13,422    312,215     13,792

Provision for Income Taxes                      0          0          0          0          0

Net Loss                                  358,136     16,877     13,422    312,215     13,792

Loss per weighted-average share of common
  stock outstanding, computed on Net Loss
  basic and fully diluted                  ($0.16)       nil        nil        Nil        nil

Weighted Average number of shares of
      common stock outstanding          2,253,848  6,895,000  4,095,000  6,895,000  4,095,000

The financial information presented herein has been prepared by management without audit by independent certified accounts. The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Six Months ended September 30, 2002 and 2001
     Period from May 31, 1994 (date of Inception) through September 30, 2002

                                                     Cumulative        The Six Months Ended
                                                        During              September 30
                                                  Development Stage     2002           2001
                                                  -----------------     ----           ----

Cash Flows from Operating Activities
  Net Loss                                             (358,135)      (312,215)      (13,792)
  Increase in Accounts Payable - Trade                   14,164          7,024         1,111
  Depreciation                                                0              0             0
  Common stock issued for executive compensation        280,000        280,000             0

Net cash used in operating activities                   -63,971        -25,191       -12,681

Cash Flows from Financing Activities

  Cash Advanced by Officers to support operations        54,851         25,191        12,311
  Proceeds from sale of common stock                      9,100              0             0
Net cash provided by financing activities                63,951         25,191        12,311

Increase (Decrease in Cash)                                 -20              0          -370

Cash at beginning of period                                  20              0           370

Cash at end of period                                         -              -             -

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

                                  Tekron, Inc.
                          (a development stage company)

                          Notes to Financial Statements

Note A - Organization and Description of Business

Tekron, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception. The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The new business plan encompasses the following:

On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva
Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable
Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario,
Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2002 and its impact on future operations is unknown at this time.

On September 5, 2002, Tekron, Inc. announced that the Company has entered into an agreement with Endopisis Medical, Inc. to acquire a 49% interest in the company. Endopisis Medical, Inc. is based in Toronto Canada and aims to develop next-generation non-invasive medical diagnostic technologies that would have the ability to revolutionize medical and emergency care in Canada and around the world.

On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per units. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical,
Inc. The private placement was completed on October 23, 2002. (See Subsequent
Events).

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$358,000.

Note B - Preparation of Financial Statements.

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

In the opinion of management, all accruals and adjustments necessary for a fair presentation as of September 30, 2002 and the results of operations for the three and six month periods have been made.

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Co mmission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

Note C - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern.

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise. The Company completed a private placement on October 23, 2002 for $2 million and is currently in negotiations for several merger/acquisition opportunities.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$358,000. The Company's current management maintains the corporate status of the
Company and provides all nominal working capital support on the Company's behalf through March 31, 2002 and subsequent thereto.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent on either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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
Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2002 and its impact on future operations is unknown at this time.

Note D - Summary of Significant Accounting Policies

1. Currency translation

The Company incurs expenses in both US dollar (US$) and Canadian dollar (CAD)
transaction accounts. All transactions reflected in the accompanying financial statements have been converted into US dollar equivalents, for each respective quarter at the average of the last day of the month published exchange rate on the last day of the fiscal quarter or the published exchange rate on the first day of the month for related party transactions related to rent and management services for CAD accounts and at historical amounts for US$ accounts.

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

6. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2002 and 2001, respectively, the deferred tax asset is related solely to the
Company's net operating loss carry-forward and is fully reserved.

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

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of June
30, 2002 and 2001, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement.

Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended
September 30, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through September 30, 2002, respectively, are as follows:

                         Sept 30,      Sept 30,
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
                        =======         ======         ======

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $358,000 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                                  Tekron, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

The Company's income tax expense for the six months ended September 30, 2002 and
2001 and for the period from May 31, 1994 (date of inception) through September
30, 2002, respectively, are as follows:

                                                    Six months     Six months
                                                      ended           ended
                                                     Sept. 30,      Sept. 30,
                                                       2002            2001      Cumulative
                                                   ------------  ------------   ------------
Statutory rate applied to loss before
  income taxes                                       $(100,400)      $ (100)    $ (116,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                     --           --             --
     Other, including reserve for deferred
         tax asset                                     100,400          100       (116,000)
116,000
                                                       ---------     --------   ------------

       Income tax expense                             $     --        $  --     $       --
                                                       =========     ========   ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                     Sept.30,     Sept.30,
                                                       2002         2001
                                                    ----------   ----------
Deferred tax assets
  Net operating loss carry-forwards                 $  116,000     $ 3,100
  Less valuation allowance                            (116,000)     (3,100)
                                                    ----------    ---------
Net Deferred Tax Asset                              $      --      $   --
                                                    ==========    =========

During the six months ended September 30, 2002 and 2001, respectively, the valuation allowance increased by approximately $100,000 and $100.

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
Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2002 and its impact on future operations is unknown at this time.

For the six months ended September 30, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of
1934, and other administrative expenses associated with the maintenance of the
Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a
Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the
Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company anticipates that until either its previously discussed business plan or the pending business combination with Reva is completed, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of it's executed business plan or the performance of any acquired business.

                                       3

On September 26, 2002, the Company announced the offering of a US $2 million dollar private placement for 10,000,000 units at a price of 20 cents per unit.
Each unit consists of one common share and one warrant. The warrants expire on
September 25, 2003 and entitle the holder to purchase one additional common share at a price of 75 cents per share. No finders fees will be associated with this placement. The shares and warrants were placed pursuant to regulations under the SEC Act of 1933, as amended. The private placement was completed on
October 23, 2002. Proceeds from the private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including
Endopisis Medical, Inc.

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or
[GRAPHIC OMITTED]corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                                        4

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

                                       5

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Tekron, Inc.

Dated: November 14, 2002                         /s/ Luigi Brun
       -----------------                            --------------------
                                                     Luigi Brun
                                                     Chief Executive Officer and
                                                     Chief Financial Officer