Form 10QSB
period 2002-12-31
TEKRON INC
filed 2003-02-18
CIK 1106548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB
                       __________________________________

(Mark one)

        [X]    Quarterly Report Under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                For the quarterly period ended December 31, 2002

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

               71 Sir James Court, Arva, Ontario, Canada N0M 1C0
                    (Address of principal executive offices)

                                (519) - 661-0609
                           (Issuer's telephone number)
                       __________________________________

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 31, 2002: 19,895,000
Transitional Small Business Disclosure Format (check one):
                                                               YES [ ]    NO [X]

                                  Tekron, Inc.

               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents

Part I - Financial Information                                              Page

  Item 1  Financial Statements.................................................3
  Item 2  Management's Discussion and Analysis of Plan of Operation...........11

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

                         Part I - Financial Information

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets
                     December 31, 2002 and December 31, 2001
                                   (Unaudited)

                                     ASSETS
                                     ------

                                               December 31,       December 31,
                                                  2002               2001
                                               ------------       ------------

Current Assets
  Cash On hand and in bank                         200                  0
                                                                  ------------

Other Assets                                         0                  0
                                               ------------       ------------
Total Assets                                       200                  0

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable - Trade                       3,403              1,111
  Advances from Officers                        77,282             12,311
                                               ------------       ------------

  Total Current Liabilities                     80,685             13,422

Shareholders' Equity
  Common stock - $0.001 par value
    100,000shares authorized
    and 6,895,000 shares
    issued and outstanding, respectively        19,895              4,095
  Additional paid-in capital                   272,405              5,025
  Deficit accumulated during the development  (372,785)           (22,542)
  stage                                      ------------       ------------

    Total Shareholder's Equity                 (80,485)           (13,422)
                                             ------------       ------------

Total Liabilities and Shareholder's Equity         200                  0

The financial information presented herein has been prepared by management without audit by independent certified accountants.  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                              (a development stage
                                    company)
                            Statements of Operations
                                   (Unaudited)

                                    Cumulative
                                      During       Three  Months Ended     Nine  Months Ended
                                    Development        December 31,           December 31,
                                      Stage        2002           2001     2002          2001
                                    -----------    -------------------     ------------------

Revenue                                    0         0             0         0            0

Expense
  Executive Compensation             283,000     3,000             0   283,000            0
  General and administrative          89,785    11,649        12,414    43,864       26,206

Total Expenses                       372,785    14,649        12,414   326,864       26,206

Loss Before Income Taxes            (372,785)  (14,649)      (12,414) (326,864)     (26,206)

Provision for Income Taxes                 0         0             0         0            0

Net Loss                            (372,785)  (14,649)      (12,414) (326,864)     (26,206)

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss basic
   and fully diluted                 ($ 0.03)      Nil           Nil       Nil          Nil

Weighted Average number of shares
   of common stock outstanding    12,525,000  19,895,000    4,095,000  19,895,000   4,095,000

The financial information presented herein has been prepared by management without audit by independent certified accounts.  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Nine Months ended December 31, 2002 and 2001
     Period from May 31, 1994 (date of Inception) through December 31, 2002

                                                     Cumulative          The Nine Months Ended
                                                       During                 December 31
                                                  Development Stage      2002             2001
                                                  -----------------      ---------------------

Cash Flows from Operating Activities

  Net Loss
                                                       (372,785)       (326,864)       (26,206)
  Increase (Decrease) in Accounts Payable -               3,403         (3,737)         1,111
  Trade
  Depreciation                                                0               0              0
  Common stock issued for executive compensation        283,000         283,000              0

Net cash used in operating activities                   -86,382         -47,601        -25,095

Cash Flows from Financing Activities

  Cash Advanced by Officers to support operations        77,282          47,601         24,720
  Proceeds from sale of common stock                      9,100                              0
Net cash provided by financing activities                86,382          47,601         24,720

Increase (Decrease in Cash)                                   0               0           -370

Cash at beginning of period                                   0               0            370

Cash at end of period
                                                             -               -              -

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

On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per units. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical,
Inc. The private placement was completed on October 23, 2002. On December 5,
2002, the Board of Directors approved the authorization to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares. The Company proposes to utilize the additional shares of authorized common stock provided for as the need may arise, in connection with future opportunities for expanding the Company's business through investments or acquisitions, equity financing, management incentive plans, employee benefit plans, and for other purposes. The par value of the common stock will remain at
$0.001 per share. A Certificate of Amendment to the Articles of Incorporation
was adopted pursuant to DGCL Section 141 by the Board of Directors of the
Corporation by unanimous consent dated December 5, 2002 and was adopted pursuant to DGCL Section 228 by the holders of a majority of the Company's issued and outstanding shares of capital stock entitled to vote on the matter by written consent of such stockholders dated December 5, 2002.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$372,785.

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
Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the
year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein. In the opinion of management, all accruals and adjustments necessary for a fair presentation as of December 31, 2002 and the results of operations for the three and nine month periods have been made.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$372,785 The Company's current management maintains the corporate status of the
Company and provides all nominal working capital support on the Company's behalf through March 31, 2002 and subsequent thereto.

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

6. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2002 and
2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of June
30, 2002 and 2001, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement. The agreement was terminated on June
30, 2002.

Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended
December 31, 2002 and 2001 and for the period from May 31, 1994 (date of inception) through December 31, 2002, respectively, are as follows:

                   Dec 31,     Dec 31,
                    2002        2001       Cumulative
                 ----------   ----------   ----------
Federal:
  Current        $     -      $    -       $    -
  Deferred             -           -            -
                 ----------   ----------   ----------
                       -           -            -
                 ----------   ----------   ----------
State:
  Current              -           -            -
  Deferred             -           -            -
                 ----------   ----------   ----------
                       -           -            -
                 ----------   ----------   ----------
  Total          $     -      $    -       $    -
                 ==========   ==========   ==========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $372,785 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                                  Tekron, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

The Company's income tax expense for the nine months ended December 31, 2002 and
2001 and for the period from May 31, 1994 (date of inception) through December
31, 2002, respectively, are as follows:

                                                   Nine months     Nine months
                                                      ended           ended
                                                  Dec 31, 2002     Dec 31, 2001    Cumulative
                                                  ------------     ------------   ------------
Statutory rate applied to loss before income
   taxes                                          $ (100,400)      $ (100)        $ (372,785)
Increase (decrease) in income taxes resulting
   from:
     State income taxes                                   -            -                  -
     Other, including reserve for deferred
        tax asset 372,785                            100,400          100            372,785
                                                  ------------     ------------   ------------

       Income tax expense                         $       -        $   -          $       -
                                                  ============     ============   ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                    Dec 31,       Dec 31,
                                                     2002          2001
                                                   ---------     ---------
Deferred tax assets
  Net operating loss carry-forwards                $ 372,785     $ 3,578
  Less valuation allowance                          (372,785)     (3,578)
                                                   ---------     ---------

Net Deferred Tax Asset                            $       -      $    -
                                                   =========     =========

During the nine months ended December 31, 2002 and 2001, respectively, the valuation allowance increased by approximately $100,000 and $100.

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

On May 24, 2002, Tekron, Inc. issued 10,000,000 restricted shares at a par value of $0.001 in exchange for the rights for the technology in Reva Corporation. An additional 3,000,000 shares at a par value of $0.001 were issued for consulting and advisory services which were expensed in the third quarter of 2002. Of this total issue of shares, Luigi Brun was issued 11,000,000 shares of the restricted stock.

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

                                       10

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

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

For the nine months ended December 31, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of
1934, and other administrative expenses associated with the maintenance of the
Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a
Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the
Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company anticipates that until either its previously discussed business plan or the pending business combination with Reva is completed, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of it's executed business plan or the performance of any acquired business.

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

                                       11

On May 24, 2002, Tekron, Inc. issued 10,000,000 restricted shares at a par value of $0.001 in exchange for the rights to the technology in Reva Corporation. An additional 3,000,000 shares at a par value of $0.001 were issued for consulting and advisory services which were expensed in the third quarter of 2002. Of this total issue of shares, Luigi Brun was issued 11,000,000 shares of the restricted stock. Prior to becoming President and CEO of Tekron, Inc., Luigi Brun owned 1.8 million free trading shares of Tekron, Inc.

On December 5, 2002 the Company's Board of Directors authorized the increase of common stock to be issued from 20,000,000 to 100,000,000 as part of the
Company's recapitalization plan.

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

                                       12

                           Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None.

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

                                       13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Tekron, Inc.

Dated: February 14, 2003                 /s/ Luigi Brun
      ------------------                   ----------------
                                             Luigi Brun
                                             Chief Executive Officer
                                             Chief Financial Officer

                                  CERTIFICATION

In accordance with Item 307 of Regulation S-B (paragraph 228.307 I, Luigi Brun, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Tekron, Inc;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)   designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

        a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                  /s/  Luigi Brun
     --------------------                    -------------------
                                               Chief Executive Officer and
                                               Chief Financial Officer