Form 10KSB
period 2003-03-31
TEKRON INC
filed 2003-07-14
CIK 1106548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB
            _______________________________________________________
                                   (Mark one)

        [X]   Annual Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                   For the annual period ended March 31, 2003

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
                                                              Number)

               530 S. Federal Hwy, Deerfield Beach, Florida 33441
                    (Address of principal executive offices)

                                (519) - 661-0609
                           (Issuer's telephone number)

            _______________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 31, 2003  34,895,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):        YES [ ] NO [X]

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                        FISCAL YEAR ENDED MARCH 31, 2003

                                  Tekron, Inc.

ITEM                                                                       PAGE

                                     Part I

1.       Description of Business                                               3
2.       Description of Properties                                             4
3.       Legal Proceedings                                                     4
4.       Submission of Matters to a Vote of Security Holders                   4

                                    Part II

5.       Market for Common Equity and Related Stockholders Matters             5
6.       Management's Discussion and Analysis                                  5
7.       Financial Statements with Footnotes                                   7
8.       Changes and Disagreements with Accountants on Accounting              8
         And Financial Disclosures

                                    Part III

9.       Directors, Executive Officer, Promoters and Control Persons           8
10.      Executive Compensation                                               10
11.      Security Ownership of Certain Beneficial Owners and                  11
         Management
12.      Certain Relationships and Related Transactions                       12
13.      Exhibits and Reports on Form 8-K                                     13

F-1      Financial Statements with Footnotes                                  14

         Signatures

This report on Form 10-KSB contains forward-looking statements. These forward-looking statements include but are not limited to statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements.

                                     Part 1

Item I - DESCRIPTION OF BUSINESS

Tekron, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company is also engaged in the business of developing Advanced Diagnostic Medical Imaging and Monitoring Vital
Signs Technologies. The Company has had no substantial operations or substantial assets since inception.

The Company experienced a change in management control during fiscal year ended
March 31, 2003 and, accordingly, abandoned its initial business plan. On July 1,
2002, Mr. Luigi Brun was named President and Chief Executive Officer. In addition, Mr. Brun assumed the responsiblities of the Chief Financial Officer.
The Company is actively seeking to retain a Chief Financial Officer. The new business plan encompasses the following:

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
has been not been completed as of March 31, 2003 and its impact on future operations is unknown at this time.

On September 5, 2002, Tekron, Inc. announced that the Company has entered into an agreement with Endopisis Medical, Inc. to acquire a 49% interest in the company. Endopisis Medical, Inc. is based in Toronto Canada and aims to develop next-generation non-invasive medical diagnostic technologies that would have the ability to revolutionize medical and emergency care in Canada and around the world. This agreement is expected to be finalized by December 31, 2003.

On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per units. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical,
Inc. This private placement has not been completed as of March 31, 2003. No funds have been raised to date and the offering is based on best efforts. The offer expires on December 31, 2003. On December 5, 2002, the Board of Directors
approved the authorization to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares. The Company proposes to utilize the additional shares of authorized common stock provided for as the need may arise, in connection with future opportunities for expanding the
Company's business through investments or acquisitions, equity financing, management incentive plans, employee benefit plans, and for other purposes. The par value of the common stock will remain at $0.001 per share. A Certificate of
Amendment to the Articles of Incorporation was adopted pursuant to DGCL Section
141 by the Board of Directors of the Corporation by unanimous consent dated
December 5, 2002 and was adopted pursuant to DGCL Section 228 by the holders of a majority of the Company's issued and outstanding shares of capital stock entitled to vote on the matter by written consent of such stockholders dated
December 5, 2002.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$385,560.

Item 2 - Description of Properties

The Company's headquarters are located at 530 S. Federal Hwy, Deerfield Beach,
Florida, 33441. The Company's phone number is (519)-661-0609. The previous headquarters' address was 71 Sir James Court, Arva, Ontario, Canada N0M 1C0. The
change in headquarters' address was made in the fourth quarter of the fiscal year ended March 31, 2003.

Item 3 - Legal Proceedings

As of the date hereof, Tekron, Inc. is not a party to any legal proceedings, and none are known to be contemplated against the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended March 31, 2003, there were no submissions of matters to a vote of security holders.

                                     Part II

Item 5 - Market for Common Equity and Related Stockholders Matters

The Company was cleared for trading on the OTC Electronic Bulletin Board
("OTCBB") which is sponsored by the National Association of Securities Dealers
("NASD") on January 11, 2001, and the Company's common stock is currently listed on the OTCBB. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bid" and "asks" as well as volume information.
As of the date of this filing, there is no established market price for the
Company's securities. In the past twelve months, the market has ranged between
$.05/share to $.20/share. The quarterly average stock prices per quarter are as follows:

        1st quarter       $.05
        2nd quarter       $.10
        3rd quarter       $.10
        4th quarter       $.05

As of March 31, 2003, the Company has paid no cash dividends and has no outstanding options.

Item 6 - Management's Discussion and Analysis

1.       Cautions Regarding Forward-looking Information

The matters discussed in this report contain forward-looking statements. These forward-looking statements include but are not limited to statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future event, conditions, performance or other matter which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements.
Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated
in such statements.

Tekron, Inc. (Company) was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception.

The Company experienced a change in management control during Fiscal year ended
March 31, 2003 and, accordingly, abandoned its initial business plan. The new business plan encompasses the following:

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
has been completed as of March 31, 2003 and its impact on future operations is unknown at this time.

On September 5, 2002, Tekron, Inc. announced that the Company has entered into an agreement with Endopisis Medical, Inc. to acquire a 49% interest in the company. Endopisis Medical, Inc. is based in Toronto Canada and aims to develop next-generation non-invasive medical diagnostic technologies that would have the ability to revolutionize medical and emergency care in Canada and around the world. This transaction is expected to be completed by December 31, 2003.

On June 25, 2002, Tekron entered into an agreement with Quality Care Group to provide office space, phone and fax number, computer and all necessary items to successfully operate Tekron, Inc. In exchange for such services, 500,000 shares were issued to Quality Care Group on January 27, 2003.

An agreement was reached between CIRMAKER Technology, Inc. and Tekron, Inc. in the fourth quarter of fiscal year ended March 31, 2003 for Tekron to acquire
100% of CIRMAKER Technology, Inc. in exchange for 15,000,000 shares of Tekron common stock. This process should be completed by the end of the year 2003. The acquisition will provide additional cash infusion and stability to Tekron, Inc.

A consulting agreement was formed between Foundation Strategic Development
Corporation, a company and Tekron, Inc. in January, 2003. Foundation Strategic
Development Corporation will assist in the reorganization of the Company's business plan, develop presentation materials and seminar materials and provide direct hands-on coaching consulting with respect to presentations and seminars.
This effort will provide the Company with the expertise needed to promote the business.

The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron's officers and directors have loaned approximately
$85,247 from time of inception, primarily from the Company's president, Mr.
Luigi Brun.

The total shares issued as of March 31, 2003, the number of shares outstanding were 34,895,000. The change in the fourth quarter of shares issued was
15,000,000. On December 5, 2002, The Board of Directors approved a resolution to increase the authorized shares to 100,000,000 shares of common stock. In accordance with Rule (14C-101), a schedule 14C announcing the increase in authorized shares was filed with SEC on that date.

On May 12, 2003, Letter of Intent was signed with Jacobson Reasonance
Enterprises, Inc (JSRE) which provides Tekron, Inc. to receive a license agreement for all products and endeavors in China and Africa by JSRE in exchange for funding in the amount of $5,000.000. Tekron will participate in a 49% equity share of JRSE.

JSRE is a Nevada corporation which specializes in bioelectromagetic/eltromagnetic resonance technology, designed to alleviate chronic and acute pain and mitigating the symptoms of disease. Approval for the treatment of chronic pain has been obtained in the European Union for the osteoarthritic human knee.
Licensing clearance has been granted in Canada for the treatment of pain from arthritic conditions. This agreement is anticipated to further Tekron, Inc.'s goals in expanding its medical technology base, expand products available to the public and increase cash flow.

Luigi Brun will join the Board of Directors of JRSE.

General and administrative expenses for the years ended March 31, 2003 and 2002 were approximately $56,640 and $37,170, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger, accounting records and compliance with the Securities Act of 1934.

It is the intent of management and significant stockholders to provide sufficient working capital, when necessary, to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management of significant stockholders to provide additional future funding.

Net loss for these periods was $(339,640) and $(37,170). Earnings per share for the years ended March 31, 2003 and 2002 was $(.02) and $(.01) respectively.

Item 7 - Financial Statements and Supporting Notes

The financial statements and supplementary supporting notes can be found in
Section F-1 of this report.

Item 8 - Changes in and Disagreements with Accountants on Accounting control and Financial Disclosure

On October 28, 2002 The Company's Board of Directors notified the certified public accounting firm of S. W. Hatfield, CPA of Dallas, Texas that the relationship was being terminated. Pursuant to recommendations by the Company's executive management and approval by the Board of Directors, the new auditor,
Jane Olmstead, CPA, of Denver, Colorado was appointed. A letter from Mr.
Hatfield was filed with the Securities and Exchange Commission on November 4,
2002 stated that there were no disagreements with the statements made in Form
8-K, Item 4 disclosures.

The reports of S. W. Hatfield on the Company's financial statements for the year ended March 31, 2001 and March 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and S. W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which if not resolved to S. W. Hatfield's satisfaction would have caused S. W. Hatfield to make reference to the subject matter of the disagreements in connection to S. W. Hatfield's report on the Company's financial statements. There were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons

On July 1, 2002, Luigi Brun was named President, CEO and CFO of Tekron, Inc.
This change included a change in senior management and Board of Directors.  The
Directors and Executive Officers of the Company, the positions held by each of them, and the commencement date of their services are as follows:

        Name                 Age         Positions                   Term Commencement

        Luigi Brun            49         President, CEO and CFO      April 1, 2002
                                         And Secretary
        James Kouvarakos      38         Treasurer, Director         April 1, 2002
        Donald Douglas        62         Vice President              April 1, 2002
        Jae Hwan Jang         35         Director                    April 1, 2002
        Ted Malatesta         65         Director                    April 1, 2002

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any
Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

RESUMES

Luigi Brun, President, CEO, CFO and Secretary. Mr. Brun has served as the
Company's President, Secretary, and a Director since April, 2002. He also serves as CEO and CFO for Tekron, Inc. Since September 2000 Mr. Brun has served as the
President and as a Director of NETOY CORP. (NTOY: Pink Sheets). From 1976
through 1991, Mr. Brun owned and served in various capacities with a number of commercial construction and property development companies.

James Kouvarakos, Treasurer and Director. Mr. Kouvarakos has served as the
Company's Treasurer and as a Director since April, 2002. Since 1990 Mr.
Kouvarakos has been employed by a research and development company as a technician in the specialty chemical industry.

Donald Douglas, M.A., Vice President and Director. Mr. Douglas has served as the
Company's Vice President and as a Director since April 2002. Mr. Douglas has been employed since 1975 as a professor at Conestoga College, where he also serves as the coordinator of the Police Foundation & Law Program, and the
Security Administration Program. Mr. Douglas has served as a Director of
Online-Tech Inc., (Vancouver Stock Exchange: "YDI") since 1998, and has worked as a consultant with various companies over the past 5 years in the area of
Government and Military Business Development.

Jae HwanJang, Director. Mr. Jang has served as one of the Company's Directors since April 2002. From 1996 until 1998, Mr. Jang worked for Hyundai as a mechanical researcher. Mr. Jang graduated from Kunsan National University in
South Korea in 1995 with a Bachelor Degree in Natural Science and Physics.

Ted Malatesta, Director. , Mr. Malatesta has severed as one of the Company's
Directors since April, 2002. Over the past 30 years, Mr Malatesta has worked with several companies in various capacities in the areas of international resort development, energy marketing, and telecommunications. Mr. Malatesta has earned a Bachelor of Science degree in Economics, an M.B.A. in finance, and a
Juris Doctor degree.

ITEM 10 - EXECUTIVE COMPENSATION

The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to the Chief Executive
Officer and executive officers whose cash paid compensation exceeded $100,000 for the year ended March 31, 2003 (the "Named Executive Officers"). Only those columns which call for information applicable to the Company or the Named
Executive Officers for the periods indicated have been included in such tables.

                           Summary Compensation Table

                              Annual Compensation

                                           Year
                                          Ended
Name & Principal Position                March 31    Salary ($)     Bonus ($)     Other

Luigi Brun, President, CEO & CFO,          2003          0              0           0
    Director and Secretary                 2002          0              0           0
                                           2001          0              0           0

Donald Douglas,                            2003          0              0           0
  Vice President and Director              2002          0              0           0
                                           2001          0              0           0

James Kouvarakos                           2003          0              0           0
  Treasurer and Director                   2002          0              0           0
                                           2001          0              0           0

                     Option/SAR Grants in Last Fiscal Year.

The Company currently does not have any stock option plans and have issued no options to any of our employees.

                                       10

Employment Agreements.

The Company currently does not have any employment agreements, termination of employment or change in control arrangements with any of the Company's officers or employees.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for
Directors' participation.

Compliance With Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as
amended (the "Exchange Act") during the fiscal year ended March 31, 2032 and
Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2003, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned
Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group.

Name of Beneficial Owner    Shares Beneficially Owned          Percent

Luigi Brun                         3,700,000                  10.60%
71 Sir James Court
Arva, Ontario, Canada
N0M 1C0

James Kouvarakos                   1,000,000                   2,87%

Donald Douglas                       500,000                   1.43%
299 Doon Valley Rd
Kitchener, Ontario, Canada
N2G 4M4

Ted Malatesta                        200,000                    .57%
City Lights 28D 48th Ave
Long Island, NY  11109

                                       11

Jae Hwan Jang                              0                      0

NBC Clearing, Inc.                 2,000,000                   5.73%
1010 Rue De La Gauchetiere
Suite 1700
Montreal, QC, Canada
H3B 2N2

National Bank                      3,000,000                   8.60%
333 Dufferin Ave.
London, Ontario, Canada
N6B 1Z3

Cede & Co.                         9,898,700                  28.37%
P.O. box 20
Bowling Green Station
New York, NY  10004

Foundation                         6,200,000                  17.77%
99 Horton St.
London, Ontario, Canada
N6J 4Y6

Item 12 - Certain Relationships and Related Transactions

On May 24, 2002, Luigi Brun was issued 3,700,000 shares of common stock, restricted, in exchange for his services as President, CEO and CFO of the
Company, effective July 1, 2002.

On May 24, 2002, James Kouvarakos was issued 1,000,000 shares of common stock in exchange for is services as Treasurer to the Company.

The Company's principal office is located at 530 S. Federal Hwy, Deerfield
Beach, Florida 33441.  The principal phone number is (519) 661-0609.

                                       12

Item 13 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Number            Exhibit

  3.1           Articles of Incorporation of the Registrant (incorporated by reference to Form 10-KSB/A filed on 9/4/02
  3.2           Bylaws of the Registrant (incorporated by reference to Form
                10-KSB/A filed on 9/4/02)
  3.3           Reports on 8-K

                           8-K Filings Incorporated Herein by Reference

                           Form 8-K filed 10/28/02 announcing change in auditor

                                       13

                          INDEX TO FINANCIAL STATEMENTS                     Page

Independent Auditor's Report                                                 F-1

Balance Sheets as of December 31, 2003 and 2003                              F-2

Statement of Operations for years ended March 31, 2003 and 2002              F-3
  And Cumulative During Development Stage

Statement of Changes in Stockholders' Equity for the period                  F-4
  May 31, 1994 (inception) to March 31, 2003

Statements of Cash Flows for years ended March 31, 2003 and 2002             F-5
  Cumulative during Development Stage

Notes to Financial Statements                                         F-6 - F-11

                                       14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Tekron, Inc.
Deerfield Beach, Florida  33441

We have audited the accompanying balance sheet of Tekron Inc. (a development stage company) as of March 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from May 31, 1994 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc.. (a development stage company) as of March 31, 2003, and the results of its operations and its cash flows for the year then ended and for the cumulative period from May 31,
1994 (inception) to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         Jane Olmstead, CPA

July 11, 2003
Denver, Colorado

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Tekron, Inc.

We have audited the accompanying balance sheet of Tekron, Inc. (a Delaware corporation and a development stage company) as of March 31, 2002 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from May 31, 1994 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc. (a development stage company) as of March 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from May 31, 1994 (date of inception) through March 31, 2002, in conformity with generally accepted accounting principles.

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

                                                           S. W. HATFIELD, CPA
Dallas, Texas
August 22, 2002

                       Use our past to assist your future
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                                  Tekron, Inc.
                          (a development stage company)
                                 Balance Sheets

                                     ASSETS

                                                            March 31,    March 31,
                                                              2003         2002

Current Assets
  Cash On hand and in bank                                  $  1,311            0

Total Assets                                                   1,311            0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Trade                                  $  8,213        7,140
  Advances from Officers                                      85,247       29.660
                                                            ________     ________
  Total Current Liabilities                                   93,460       36,800

Shareholders' Equity
  Common stock - $0.001 par value
    100,000,000 shares
    authorized
    and 34,895,000 shares
    Issued and outstanding, respectively                      34,895        4,095
  Additional paid-in capital                                 258,516        5,025

  Deficit accumulated during the development                (385,560)    (45, 920)
stage                                                       ________     ________

    Total Shareholder's Equity                               (92,149)     (36,800)
                                                            ________     ________
Total Liabilities and Shareholder's Equity                     1,311            0

   The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (a development stage company)
                            Statements of Operations

                                                Cumulative
                                                   During          March 31,      March 31,
                                              Development Stage     2003            2002

Revenues                                          $     -          $     -        $     -

Operating Expenses
  Executive Compensation                           283,000          283,000             -
  Selling Expenses
 General and Administrative Expenses               102,560           56,640         37,170
                                                  ________         ________       ________

Total Operating Expenses                           385,560          339,640         37,170
                                                  ________         ________       ________
Loss from Operations                              (385,560)        (339,640)       (37,170)

Loss before provision                             (385,560)        (339,640)       (37,170)
 For income taxes                                  ________         ________       ________

Provision for income taxes                              -                -              -

Net Loss                                         $(385,560)       $(339,640)      $(37,170)

Net loss per weighted-average share                   (.02)            (.02)          (.01)
  Of common stock outstanding, calculated
  on Net Loss - basic and fully diluted

Weighted-average number of shares of            17,500,000       22,450,000      4,095,000
  common stock outstanding

   The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (a development stage company)
              Statement of Changes in Stockholders Equity (Deficit)
       Period from May 31, 1994 (date of inception) through March 31, 2003

                                                                                    Deficit
                                                                                  Accumulated
                                                                      Additional     During
                                                   Common Stock         Paid-In    Developing
                                              Shares         Amount     Capital       Stage      Total

Balance at May 31, 1993                            0              0           0           0          0
Shares issued for services on May 31, 1994       200              0          20           0         20
Effect of 45 for 1 forward stock split
  on December 8, 1999                          8,800              9          (9)          0          0
Net loss for the year                              0              0           0         (20)       (20)
                                              ______         ______      ______       ______     ______
Balances at March 31, 1995                     9,000              9          11          (20)         0
Net loss for the year                              0              0           0            0          0
                                              ______         ______      ______       ______     ______
Balances at March 31, 1996                     9,000              9          11          (20)         0
Net loss for the year                              0              0           0            0          0

Balances at March 31, 1997                     9,000              9          11          (20)         0
Private placement of common
  stock on January 31, 1998                   91,000              0       9,100            0      9,100
Effect of change in par value from $.00001
  per share to $.001 per shares on
  September 16, 19999                              0             91         (91)           0          0
Effect of 80 for 1 forward stock split
  on December 8, 1999                      4,004,000          4,004      (4,004)           0          0
Net loss for the year                              0              0           0            0          0
                                              ______         ______      ______       ______     ______
Balances at March 31, 1998                 4,104,000          4,104       5,016          (20)     9,100
Net loss for the year                              0              0           0            0          0
                                              ______         ______      ______       ______     ______
Balances at March 31, 1999                 4,104,000          4,104       5,016          (20)     9,100
Net loss for the year                              0              0           0            0          0
                                              ______         ______      ______       ______     ______
Balances at March 31, 2000                 4,104,000          4,104       5,016       (4,247)     4,873
Surrender and cancellation
  of common stock                             (9,000)            (9)          9            0          0
Net loss for the year                              0              0           0       (4,503)    (4,503)
                                              ______         ______      ______       ______     ______
Balances at March 31, 2001                 4,095,000          4,095       5,025       (8,750)       370
Net loss for the year                              0              0           0      (37,170)   (37,170)
                                              ______         ______      ______       ______     ______
Balances at March 31, 2002                 4,104,000          4,095       5,025      (45,920)   (36,800)
Net loss for the year                              0         30,800     253,491     (339,640)   (55,349)
                                              ______         ______      ______       ______     ______
Balances at March 31, 2003                34,895,000         34,895     258,516     (385,560)   (92,149)

                                  Tekron, Inc.
                          (a development stage company)
                          Notes to Financial Statements

Note A - Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1)
recorded transactions are valid; 2) valid transactions are recorded; and 3)
transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented During fiscal year end periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.
S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for
the year ended March 31, 2003.

Note B - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern.

The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise. The Company offered a private placement on October 23, 2002 for $2 million. This private placement has not been completed as of March 31, 2003. The Company is currently in negotiations for several merger/acquisition opportunities.

                                  Tekron, Inc.
                          (a development stage company)
                          Notes to Financial Statements

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$385,560.

The Company's current management maintains the corporate status of the Company and provides all nominal working capital support on the Company's behalf through
March 31, 2003 and subsequent thereto.

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
has not been completed as of March 31, 2003 and its impact on future operations is unknown at this time.

Note C - Summary of Significant Accounting Policies

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

                                  Tekron, Inc.
                          (a development stage company)
                          Notes to Financial Statements

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

6. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2003 and
2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

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

Note E - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of March
3, 2003 and 2002, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement. The agreement was terminated on June
30, 2002.

Note F - Income Taxes

The components of income tax (benefit) expense for the twelve months ended March
31, 2003 and 2002 and for the period from May 31, 1994 (date of inception)
through March 31, 2003, respectively, are as follows:

                      March 31,     March 31,
                        2003          2002       Cumulative
                      _________     _________     _________
Federal:
  Current             $      -      $      -      $      -
  Deferred                   -             -             -
                      _________     _________     _________
                             -             -             -
                      _________     _________     _________
State:
  Current                    -             -             -
  Deferred                   -             -             -
                      _________     _________     _________
                             -             -             -
                      _________     _________     _________
  Total               $      -      $      -      $      -

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $385,560 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                                  Tekron, Inc.
                          (a development stage company)
                          Notes to Financial Statements

There is no current or deferred tax expenses for the period inception, (May 31,
1994) to March 31, 2003 due to net losses from operations by the Company.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company. The Company's income tax expense for the twelve months ended
March 31, 2003 and 2002 and for the period from May 31, 1994 (date of inception)
through March 31, 2203 is zero.

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

The components of the Company's net deferred tax asset at March 31, 2002 and
2002 are as follows:

                                         March 31,      March  31,
                                           2003            2002
                                         ________       ________
Deferred tax assets
  Net operating loss carry-forwards      $357,583       $ 15,600
  Less valuation allowance               (357,583)       (15,600)
                                         ________       ________

Net Deferred Tax Asset                   $     -        $     -
                                         ________       ________
                                         ________       ________

During the twelve months ended March 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $341,983 and $12,600.

Note G - Common Stock Transactions

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

Between 5/24/02 and 5/28/02 a total of 7,985,000 shares of common stock were distributed to various parties. The following is a list of common stock issued in exchange during this time period for future services. Stock was issued at a par value of $.001 per share

        o        World Trade Group              10,000
        o        Luigi Brun                  3.700,000  (restricted)
        o        Michael Campbell              200,000 (restricted)
        o        Jim Hui Chen                   50,000 (restricted)
        o        Hugo Fontana                  300,000 (restricted)
        o        William Kefalas             1,000,000 (restricted)
        o        James Kouvarakos            1,000,000 (restricted)
        o        Brock McLearon                200,000 (restricted)
        o        Lin Ming                      250,000 (restricted)
        o        National Bank Financial       790,000 (restricted)
        o        Jeff Skinner                   10,000 (restricted)
        o        Tsang Yu Wu                   200,000 (restricted)
        o        James David Wooddell           75,000

On January 23, 2003 150,000 shares of common stock were issued to Cede & Company for distribution to various parties. On January 27, 2003 the following shares were issued:

        o        Canitalia Corp.             1,000,000 (restricted)
        o        Don Crich                     500,000
        o        Donald Douglas                300,000 (restricted)
        o        Foundation                  2,000,000 (restricted)
        o        Kuper Hughes Corp.          1,000,000 (restricted
        o        Mario Liberatone              500,000 (restricted)
        o        Ted Malatesta                 200,000 (restricted)
        o        Mary Maras                    500,000 (restricted)
        o        National Bank               3,000,000 (restricted)
        o        Pines Capital               1,000,000 (restricted)

Between 3/3/2003 and 3/28/2003, 2,032,450 shares of common stock were issued to
Cede & Company to various parties as consideration for services to be rendered to the Company in the future.  Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

All shares were issued at par value of $.001 per share.

                                  Tekron, Inc.
                          (a development stage company)
                          Notes to Financial Statements

Note G - Common Stock Transactions - Continued

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

On December 5, 2002, the Company's Board of Directors approved an increase in authorized shares to be issued to 100,000,000 shares of common stock.

Note H - Commitments

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act  of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Tekron, Inc.

Dated: July 11, 2003                        /s/ Luigi Brun
                                                Luigi Brun
                                                Chief Executive Officerficer
                                                Chief Financial Officer