Form 10QSB
period 2003-06-30
TEKRON INC
filed 2003-08-12
CIK 1106548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
        [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2003
        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2003: 34,895,000 at $.001 par value.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                  Tekron, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents

Part I - Financial Information                                              Page
                                                                            ----

  Item 1  Financial Statements.................................................3
  Item 2  Management's Discussion and
          Analysis of Plan of Operation.......................................14

Part II -  Other Information
  Item 1  Legal Proceedings...................................................17
  Item 2  Changes in Securities...............................................17
  Item 3  Defaults Upon Senior Securities.....................................17
  Item 4  Submission of Matters to a Vote of Security Holders.................17
  Item 5  Other Information...................................................17
  Item 6  Exhibits and Reports on Form 8-K....................................17

Signatures....................................................................17

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

                                                                                                                        7
                                  Tekron, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                   June 30,           March 31,
                                                    2003                2002
                                                 (Unaudited)          (Audited)
                                                 -----------         ----------
Current Assets
  Cash                                           $      0            $   1,311
                                                 ----------          ----------
Total Assets                                     $      0            $   1,311
                                                 ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
  Accounts Payable and Accrued Charges           $  23,312           $   8,213
  Advances from Officers                            95,582              85,247
                                                 ----------          ----------
  Total Current Liabilities                        118,894              93,460
                                                 ----------          ----------
Stockholders' Equity
  Common stock - $0.001 par value
    100,000,000 shares
    authorized - 34,895,000
    shares issued and outstanding,
    respectively                                    34,895              34,895
  Additional paid-in capital                       258,516             282,516
  Deficit accumulated during the development
    stage                                         (412,305)           (385,560)
                                                 ----------          ----------
    Total Stockholder's Equity                    (118,894)            (92,149)
                                                 ----------          ----------
Total Liabilities and Stockholder's Equity       $      0            $   1,311
                                                 ----------          ----------

   The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                              (A Development Stage
                                    Company)
                            Statements of Operations
                                   (Unaudited)

                                            Cumulative    Three Months    Three Months
                                              During          Ended          Ended
                                            Development      June 30,       June 30,
                                              Stage            2003           2002
                                           ------------   ------------    ------------
Revenue                                   $         0     $        0      $        0
                                           ------------   ------------    ------------
Expenses
  Executive Compensation                       283,000             -          280,000
  General and Administrative                   129,305         26,745          15,338
                                           ------------   ------------    ------------
Total Expenses                                 412,305         26,745         295,338
                                           ------------   ------------    ------------
Net Loss                                  $   (412,305)   $   (26,745)    $  (295,338)
                                           ------------   ------------    ------------
Loss per share basic and fully diluted    $       (.01)   $      0.00     $      (.07)
                                           ------------   ------------    ------------
Weighted Average number of shares of
  common stock outstanding                  34,895,000     34,895,000       4,433,462
                                           ------------   ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
                                 (Unaudited)

                                                       Cumulative        The Three Months
                                                         During           Ended June 30,
                                                    Development Stage    2003        2002
                                                    ----------------- -----------------------
Cash Flows from Operating Activities

  Net Loss                                          $    (412,305)     $ (26,745) $ (295,338)
  Changes in assets and liabilities
  Increase in accounts payable                             23,312         11,048       5,124
  Stock issued for services                               283,000             0      280,000
                                                    ----------------- ----------- -----------
Net cash used in operating activities                    (105,993)      (15,697)     (10,214)
                                                    ----------------- ----------- -----------
Cash Flows from Financing Activities

  Advances by Officers                                     95,582        14,386       10,214
  Sale of common stock                                     10,411            0            0
                                                    ----------------- ----------- -----------
Net cash provided by financing activities                 105,993        14,386       10,214
                                                    ----------------- ----------- -----------
Decrease in Cash                                               0         (1,311)          0
                                                    ----------------- ---------  ------------
Cash at beginning of period                                    0          1,311           0
                                                    ----------------- ---------  ------------
Cash at end of period                               $          0       $     0    $       0
                                                    ----------------- ---------  ------------

   The accompanying notes are an integral part of these financial statements.

                                        5

                                  Tekron, Inc.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note A - Organization and Description of Business

Tekron, Inc. (the "Company") was incorporated on May 31, 1994 in accordance with the laws of the State of Delaware. The Company was formed for the purpose of developing a marine service company for boat owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception. The negotiations are still not finalized.

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
has not been completed as of June 30, 2003 and its impact on future operations is unknown at this time.

On September 5, 2002, Tekron, Inc. announced that the Company has entered into an agreement with Endopisis Medical, Inc. to acquire a 49% interest in the company. Endopisis Medical, Inc. is based in Toronto Canada and aims to develop next-generation non-invasive medical diagnostic technologies that would have the ability to revolutionize medical and emergency care in Canada and around the world. The negotiations are still not finalized.

On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per units. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical,
Inc. The private placement has not been completed as of June 30, 2003.

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

The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron's officers and directors have loaned approximately
$95,582 from time of inception, primarily from the Company's president, Mr.
Luigi Brun.

On May 12, 2003, a Letter of Intent was signed with Jacobson Reasonance
Enterprises, Inc (JSRE) which provides Tekron, Inc. to receive a license agreement for all products and endeavors in China and Africa by JSRE in exchange for funding in the amount of $5,000.000. Tekron will participate in a 49% equity share of JRSE. This agreement is presently being renegotiated.

JSRE is a Nevada corporation which specializes in
bioelectromagetic/eltromagnetic technology, designed to alleviate chronic and acute pain and mitigating the symptoms of disease. Approval for the treatment of chronic pain has been obtained in the European Union for the osteoarthritic human knee. Licensing clearance has been granted in Canada for the treatment of pain from arthritic conditions. This agreement is anticipated to further Tekron,
Inc.'s goals in expanding its medical technology base, expand products available to the public and increase cash flow. Luigi Brun will join the Board of
Directors of JSRE upon finalization of the agreement.

On June 19, 2003, Tekron entered into an agreement with Wall Street
Organization, Inc. who will provide Tekron with marketing services, distributing knowledge of Tekron and its services. to potential investors , preparing business plans and increase communication networks on a national basis.

The total shares issued as of June 30, 2003, the number of shares outstanding were 34,895,000. On December 5, 2002, The Board of Directors approved a resolution to increase the authorized shares to 100,000,000 shares of common stock. In accordance with Rule (14C-101), a schedule 14C announcing the increase in authorized shares was filed with SEC on that date.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$412,305.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1)
recorded transactions are valid; 2) valid transactions are recorded; and 3)
transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and
Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended
March 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, all accruals and adjustments necessary for a fair presentation as of June 30, 2003 and the results of operations for the three month periods have been made in order to make these financial statements not misleading.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$412,305.

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
has not been completed as of June 30, 2003 and its impact on future operations
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

3. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2003 and
2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

4. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

Note E - Fair Value of Financial Instruments

The carrying amounts of accounts payable and advances by officers, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note F - Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of June
30, 2003 and 2002, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement. The agreement was terminated on June
30, 2002.

Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended June
30, 2003 and 2002 and for the period from May 31, 1994 (date of inception)
through June 30, 2003, respectively, are as follows:

                     June 30,      June 30,
                       2003          2002     Cumulative
                     --------      --------   ----------
Federal:
  Current            $    --       $    --    $      --
  Deferred                --            --           --
                     --------      --------   ----------
                          --            --           --
                     --------      --------   ----------
State:
  Current                 --            --           --
  Deferred                --            --           --
                     --------      --------   ----------
                          --            --           --
                     --------      --------   ----------
  Total              $    --       $    --    $      --
                     ========      ========   ==========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $412,305 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

There is no current or deferred tax expense for the period from May 31, 1994
(inception) to June 30, 2003 due to net losses by the Company.

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

On May 24, 2002, Tekron, Inc. issued 13,000,000 restricted shares in exchange for the rights for the technology in Reva Corporation. Of those shares, Luigi
Brun was issued 11,000,00 shared of the restricted stock.

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
has not been completed as of June 30, 2003 and its impact on future operations is unknown at this time.

For the three months ended June 30, 2003 and 2002, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of
1934, and other administrative expenses associated with the maintenance of the
Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a
Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the
Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

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

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period. An annual meeting has been scheduled for August 11, 2003.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1          CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.4          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Tekron, Inc.

Dated: August 12, 2003                     /s/ Luigi Brun
       ---------------                     --------------------
                                               Luigi Brun
                                               Chief Executive Officer and
                                               Chief Financial Officer