Form 10QSB
period 2003-09-30
TEKRON INC
filed 2003-11-14
CIK 1106548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark one)
[X]        Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2003
[ ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______________ to _____________

Commission File Number: 0-29493

Tekron, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                51-0395658
        (State of incorporation)             (IRS Employer ID Number)

530 S. Federal Hwy, Deerfield Beach, Florida 33441
(Address of principal executive offices)

(519) — 661-0609
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2003: 34,895,000 at $.001 par value.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Tekron, Inc.

        Form 10-QSB for the Quarter ended September 30, 2003

         Table of Contents

Part I - Financial Information	Page
Item 1 Financial Statements	3
Item 2 Management's Discussion and Analysis of	18
Plan of Operation
Part II - Other Information
Item 1 Legal Proceedings	22
Item 2 Changes in Securities	22
Item 3 Defaults Upon Senior Securities	22
Item 4 Submission of Matters to a Vote of Security Holders	22
Item 5 Other Information	22
Item 6 Exhibits and Reports on Form 8-K	23
Reports on Form 8-K
Certifications Pursuant to Section 906
Exhibit 32.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27 Of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are “forward-looking statements” as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements.

Tekron, Inc.
(a development stage company)
Balance Sheets
September 30, 2003 and September 30, 2002
(Unaudited)

ASSETS
	September 30, 2003	September 30, 2002
Current Assets
Cash On hand and in bank	0	0
Total Assets	0	0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Trade	4,667	14,164
Advances from Officers	131,012	54,851
Total Current Liabilities	135,679	69,015
Shareholders' Equity
Common stock - $0.001 par value
100,000,000 shares
authorized and 34,895,000
shares issued and outstanding,
respectively	34,895	6,895
Additional paid-in capital	258,516	282.225
Deficit accumulated during the development	(429,090)	(358,135
stage
Total Shareholder's Equity	(135,679)	(69,015)
Total Liabilities and Shareholder's Equity	0	0

The financial information presented herein has been prepared by management without audit by independent certified accountants. The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Operations
(Unaudited)

	Cumulative During Development Stage	Six Months Ended September 30, 2003	Six Months Ended September 30, 2002
Revenue	0	0	0

Expenses
Executive Compensation	283,000	0	280,000
General and administrative	146,090	45,530	32,215

Total Expenses	429,090	45,530	312.215

Loss Before Income Taxes	(429,090)	(45,530)	(312,215)
Provision for Income Taxes	0	0	0

Net Loss	(429,090)	(45,530)	(312,215)

Loss per weighted-average share of common
stock outstanding, computed on Net Loss
basic and fully diluted	$(.02)	Nil	Nil

Weighted Average number of shares of
common stock outstanding	17,500,000	17,500,000	6,895,000

The financial information presented herein has been prepared by management without audit by independent certified accounts. The accompanying notes are an integral part of these financial statements.

Tekron, Inc.
(a development stage company)
Statements of Cash Flows
Six Months ended September 30, 2003 and 2002
Period from May 31, 1994 (date of Inception) through
September 30, 2003
(unaudited)

	Cumulative During Development Stage	The Six Months Ended September 30, 2003 2002
Cash Flows from Operating Activities
Net Loss
	(429,090)	(45,530)	(315,215)
Increase (Decrease) in Accounts Payable -	4,667	(9,497)	7,024
Trade
Depreciation	0	0	0
Common stock issued for executive compensation	283,000	0	280,000

Net cash used in operating activities	(141,423)	(55,027)	(25,191)
Cash Flows from Financing Activities
Cash Advanced by Officers to support operations	131,012	55,027	25,191
Proceeds from sale of common stock	10,411	0	0
Net cash provided by financing activities	141,423	55,027	25,191
Increase (Decrease in Cash)	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	-	-	-

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

On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2003 and its impact on future operations is unknown at this time.

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

On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per units. Proceeds from private placement will be used for general working capital and to fund Tekron’s ongoing acquisition activities including Endopsis Medical, Inc. The private placement has not been completed as of September 30, 2003.

On December 5, 2002, the Board of Directors approved the authorization to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares. The Company proposes to utilize the additional shares of authorized common stock provided for as the need may arise, in connection with future opportunities for expanding the Company’s business through investments or acquisitions, equity financing, management incentive plans, employee benefit plans, and for other purposes. The par value of the common stock will remain at $0.001 per share. A Certificate of Amendment to the Articles of Incorporation was adopted pursuant to DGCL Section 141 by the Board of Directors of the Corporation by unanimous consent dated December 5, 2002 and was adopted pursuant to DGCL Section 228 by the holders of a majority of the Company’s issued and outstanding shares of capital stock entitled to vote on the matter by written consent of such stockholders dated December 5, 2002.

An agreement was reached between CIRMAKER Technology, Inc. and Tekron, Inc. in the fourth quarter of fiscal year ended March 31, 2003 for Tekron to acquire 100% of CIRMAKER Technology, Inc. in exchange for 15,000,000 shares of Tekron common stock. This process should be completed by the end of the year 2003. The acquisition will provide additional cash infusion and stability to Tekron, Inc.

A consulting agreement was formed between Foundation Strategic Development Corporation, a company and Tekron, Inc. in January, 2003. Foundation Strategic Development Corporation will assist in the reorganization of the Company’s business plan, develop presentation materials and seminar materials and provide direct hands-on coaching consulting with respect to presentations and seminars. This effort will provide the Company with the expertise needed to promote the business.

The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron’s officers and directors have loaned approximately $131,012 from time of inception, primarily from the Company’s president, Mr. Luigi Brun.

On May 12, 2003, Letter of Intent was signed with Jacobson Reasonance Enterprises, Inc (JSRE) which provides Tekron, Inc. to receive a license agreement for all products and endeavors in China and Africa by JSRE in exchange for funding in the amount of $5,000.000. Tekron will participate in a 49% equity share of JRSE.

JSRE is a Nevada corporation which specializes in bioelectromagetic/eltromagnetic technology, designed to alleviate chronic and acute pain and mitigating the symptoms of disease. Approval for the treatment of chronic pain has been obtained in the European Union for the osteoarthritic human knee. Licensing clearance has been granted in Canada for the treatment of pain from arthritic conditions. This agreement is anticipated to further Tekron, Inc.‘s goals in expanding its medical technology base, expand products available to the public and increase cash flow. Luigi Brun will join the Board of Directors of JSRE upon finalization of the agreement.

On June 19, 2003, Tekron entered into an agreement with Wall Street Organization, Inc. who will provide Tekron with marketing services, distributing knowledge of Tekron and its services. to potential investors , preparing business plans and increase communication networks on a national basis.

The total shares issued as of September 30, 2003, the number of shares outstanding were 34,895,000. On December 5, 2002, The Board of Directors approved a resolution to increase the authorized shares to 100,000,000 shares of common stock. In accordance with Rule (14C-101), a schedule 14C announcing the increase in authorized shares was filed with SEC on that date.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $429,090.

Note B — Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

In the opinion of management, all accruals and adjustments necessary for a fair presentation as of September 30, 2003 and the results of operations for the six month periods have been made.

Note B — Preparation of Financial Statements — Continued

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

Note C — Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise. The Company completed an offering for a private placement on October 23, 2002 for $2 million and is currently in negotiations for several merger/acquisition opportunities.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $429,090.

The Company’s current management maintains the corporate status of the Company and provides all nominal working capital support on the Company’s behalf through March 31, 2002 and subsequent thereto.

Because of the Company’s lack of operating assets, the Company’s continuance is fully dependent on either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2003 and its impact on future operations is unknown at this time.

Note D — Summary of Significant Accounting Policies

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

2. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of Six months or less, when purchased, to be cash and cash equivalents.

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

6. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2003 and 2002, respectively, the deferred tax asset is related solely to the Company’s net operating loss carry-forward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

Note E — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note F — Related Party Transactions

The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of September 30, 2003 and 2002, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement. The agreement was terminated on September 30, 2002.

Note G — Income Taxes

The components of income tax (benefit) expense for the Six months ended September 30, 2003 and 2002 and for the period from May 31, 1994 (date of inception) through September 30, 2003, respectively, are as follows:

	September 30, 2003 2002		September 30, Cumulative
Federal:
Current	$-	$-	$-
Deferred	-	-	-

	-	-	-

State:
Current	-	-	-
Deferred	-	-	-

	-	-	-

Total	$-	$-	$-

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $429,090 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

There is no current or deferred tax expense for the period from May 31, 1994 (inception) to September 30, 2003 due to net losses by the Company. As of September 30, 2003, the Company had net loss carryforwards of $429,090. The operating loss carryforwards expire in 2015.

Note H — Common Stock Transactions

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

On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock. The registered shares were issued in satisfaction of four (4) separate compensation agreements with the Company’s officers and other individuals providing management services to the Company. These shares were valued at $0.10 per share as based on the closing quoted stock price on the respective date of the transaction. These transactions were valued at an aggregate approximate $280,000. This amount has been charged to operations in the accompanying financial statements.

Note I — Commitments

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

(2) Results of Operations, Liquidity and Capital Resources

On August 11, 2003, the Company held its annual meeting in Deerfield Beach, Florida. Notification of the meeting was sent to all shareholders with meeting materials, agenda and proxy forms included with the notification. The purpose of the meeting was to discuss the prior year’s activities, future plans for the company, review of financial statements and appointment of new directors, attorneys, Chief Financial Office, auditor and legal counsel. The following resolutions were adopted on August 11, 2003:

1.	The President’s report was received and accepted by shareholders. 2. Luigi Brun was elected as President, Secretary, CEO and Director 3. Donald C. Douglas was elected as Secretary/Treasurer and Director

4.	All prior acts of the directors and officers of the Company were approved, with or without variation (Ratification of Prior Acts Resolution)

5.	The financial statements and auditor’s report for the fiscal year ended March 31, 2003 were accepted 6. Jane Olmstead,. CPA was appointed as auditor to the Company 7. Marvin Winick, CPA was appointed as Chief Financial Officer of the Company 8. The following legal firms were appointed to represent the Company a. Caryle Peterson and Gordon Peterson – a Canadian firm b. Lawrence S. Hartman – a USA firm

In September, 2003, agreements between Mr. Winick and the Company were not satisfactorily agreed upon by the Board of Directors and Mr. Winick. Mr. Donald C. Douglas assumed the role of Chief Financial Officer for the company for the forthcoming fiscal year.

On September 8, 2003, Dr. James Insell was invited by Luigi Brun, Chairman, President & CEO to serve as Chief Executive Officer and Chief Scientific Officer for the Company. Dr. Insell is acting CEO as negotiations ensue with the Board of Directors on terms of an agreement for both his executive compensation package and acquisition of his technology. Dr. Insell earned a B.Sc in engineering physics, a M.Sc. in Microbiology and a Ph.D. in Bacteriology & Immunology from the School of Medicine, University of Western Ontario. Dr. Insell has extensive experience in bacteriology, genetics, biochemistry, cell and molecular biology and environmental engineering. His breakthrough in microbial ontogenetic evolution led to engineered microbial degradation of toxic waste and bioremediation for the past two decades. His extensive experience and knowledge in science, medicine and environmental biotechnology and engineering will advance the Company's goals and objectives in the acquisition and development of high-technology, medical and environmental biotechnology firms. Dr. Insell was nominated for the highly prestigious Ernest Manning leading Canadian scientist award in 1986. Dr. Insell will also serve as technical advisor to the Company.

As Mr. Luigi Brun served as CEO for the significant portion of this quarterly filing period, he has certified this filing as CEO on behalf of Tekron, Inc. A press release dated July 24, 2003 regarding the arrangement with Russian Oil has been terminated, and the July 28, 2003 press release for the Canadian Exploration has changed. Both potential agreements have been terminated due to the Company’s due diligent discoveries.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since it’s inception in May 1994. On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2003 and its impact on future operations is unknown at this time.

For the six months ended September 30, 2003 and 2002, respectively, the Company incurred net operating losses as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company’s issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the Company’s equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

The Company anticipates that until either its previously discussed business plan or the pending business combination with Reva is completed, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of it’s executed business plan or the performance of any acquired business.

On December 5, 2002 the Company’s Board of Directors authorized the increase of common stock to be issued from 20,000,000 to 100,000,000 as part of the Company’s recapitalization plan.

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

None

Item 3 — Defaults on Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

An annual meeting was held on August 11, 2003. Matters were submitted to shareholders, voted upon and approved. See above Management’s Discussion and Analysis – Part I – Item II.

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

Reports on Form 8-K

A report Form 8-K was filed with the Securities and Exchange Commission on September 1, 2003 stating that Mr. James Insell has been appointed as CEO and Chief Scientic Officer, Mr. Marvin Winick was appointed as CFO, and two legal firms have been retained: 1) Carlyle Peterson, Gordon Peterson and Phil King, a Canadian firm and 2) Lawrence S. Hartman – a USA firm. A press release was issued to the public on September 8, 2003 As previously mentioned, the relationship between Mr. Winick and Tekron, Inc. was never consummated. Exhibits 99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

Date: September 14, 2003

/s/ Luigi Brun
Luigi Brun, Chief Executive Officer and
Donald Douglas, Director and
Chief Financial Officer