Form 10KSB/A
period 2003-03-31
TEKRON INC
filed 2004-01-27
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB/A

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

                                      Commission File Number: 0-29493
                                  Tekron, Inc.
                ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              51-0395658
------------------------                          ------------------------
(State of incorporation)                              (IRS Employer ID)
                                                            Number)
               530 S. Federal Hwy, Deerfield Beach, Florida 33441
               --------------------------------------------------
                  (Address of principal executive offices)

                                (519) - 661-0609
                        ------------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X] NO [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State the issuer's revenues for its most recent fiscal year.  nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.(See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     The agregate market value of voting and non-voting common equity held by non -affiliates as of March 31, 2003 was $ 775,050.


Transitional Small Business Disclosure Format (check one): YES [] NO [X]

                                TABLE OF CONTENTS
                           FORM 10-KSB/A ANNUAL REPORT
                        FISCAL YEAR ENDED MARCH 31, 2003

                                                             Tekron, Inc.


ITEM                                                          PAGE
Part I

1.      Description of Business                                 4
2.      Description of Property                                 4
3.      Legal Proceedings                                       4
4.      Submission of Matters to a Vote of Security Holders     4

Part II

5.      Market for Common Equity and Related Stockholders
                Matters                                         5
6.      Management's Discussion and Analysis of Operations      5
7.      Financial Statements with Footnotes                     F-1 to 108
8.      Changes and Disagreements with Accountants on
               Accounting And Financial Disclosures             8
8A.     Controls and Procedures                                 8

Part III

9.      Directors, Executive Officers, Promoters and
               Control Persons, Compliance with Section 16(a)
               of the Exchange Act                              8
10.     Executive Compensation                                  9
11.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters      10
12.     Certain Relationships and Related Transactions          10
13.     Exhibits and Reports on Form 8-K                        11



         Signatures                                             12

Exhibits

31.1     Certifications                                         13
31.2     Certifications                                         14
32.1     Certifications                                         15
32.2     Certifications                                         16

     This report on Form 10-KSB/A contains forward-looking statements. These forward-looking statements include but are not limited to statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than
historical   financial   information,   may  be  deemed  to  be  forward-looking
statements.


Explanatory Note

     On July 11, 2003, Tekron, Inc. filed its annual report of Form 10-KSB for the fiscal year ended March 31, 2003. This amendment is filed to expand explanatory notes regarding stock transactions and supplemental disclosures as follows:

     1. Information regarding controls and procedures in accordance with item 307 of Regulation S-B is included in Part II, Item 8A.
     2. The footnotes related to stock transactions (See Note G) has been expanded to include a full reconciliation of shares issued and outstanding and to reconcile explanatory notes regarding shares issued for services (Part III, Item 12, Certain Relationships and Related Transactions) with explanatory notes contained in Note G.
     3. The Statement of Cash Flows was inadvertently omitted in the Edgardizing process while issuing the orginal 10-KSB. The Statement of Cash Flows was audited in accordance with generally accepted auditing standards. No additional audit procedures are necessary. The Statement of Cash Flows was reviewed by the predecessor auditor and management as part of the final review of the 10-KSB before Edgardizing the document. The Statement of Cash Flows is included in this amendment.
     4. The Statement of Changes in Stockholder's Equity was revised to identify stock issued for services as well as common stock issued. The amount of total stock issued remains unchanged.
     5. Quantification of the contractual agreement related to the Daily Financial.com has been made to clarify that compensation of 200,000 shares of common stock will be made to Daily Financial.com upon completion of services rendered. See Note H, footnotes to the financial statements - Commitments
     6. A typographical error was made for the amount of funding with Jacobson Reasonance Enterprises. The original amount was "5,000.000". The correct amount is "5,000,000.00" This change has been made. See Part II, Item 8. This has no impact on the financial results contained in the financial statements

No  additional  audit  procedures  are  required.   The  audit  opinion  remains
unchanged.

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

     The Company experienced a change in management control during fiscal year ended March 31, 2003 and, accordingly, abandoned its initial business plan. On April 1, 2002, Mr. Luigi Brun was named President and Chief Executive Officer. In addition, Mr. Brun assumed the responsibilities of the Chief Financial Officer. The Company is actively seeking to retain a Chief Financial Officer.


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

     On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per unit. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical, Inc. This private placement has not been completed as of March 31, 2003. No funds have been raised to date and the offering is based on best efforts. The offer expires on December 31, 2003.

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $409,269.


Item 2 - Description of Property

     The Company's headquarters are located at 530 S. Federal Hwy, Deerfield Beach, Florida, 33441. The Company's phone number is (519)-661-0609. The previous address was 71 Sir James Court, Arva, Ontario, Canada N0M 1C0. The change in the Company's address was made in the fourth quarter of the fiscal year ended March 31, 2003.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation

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

     A consulting agreement was formed between Foundation Strategic Development Corporation, a company and Tekron, Inc. in January, 2003. Foundation Strategic Development Corporation will assist in the reorganization of the Company's business plan, develop presentation materials and seminar materials and provide direct hands-on coaching consulting with respect to presentations and seminars. This effort will provide the Company with the expertise needed to promote the business. The specific terms of the agreement has not been finalized.

     The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron's officers and directors have loaned approximately $85,247 from time of inception, primarily from the Company's president, Mr. Luigi Brun. .

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


     On May 12, 2003, Letter of Intent was signed with Jacobson Reasonance Enterprises, Inc (JSRE) which provides Tekron, Inc. to receive a license agreement for all products and endeavors in China and Africa by JSRE in exchange for funding in the amount of $5,000,000. Tekron will participate in a 49% equity share of JRSE upon finalization of the agreement.

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

          As of the date of this report this transaction has not been completed.


     General and administrative expenses for the years ended March 31, 2003 and 2002 were approximately $ 55,349 and $37,170, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger, accounting records and compliance with the Securities Act of 1934.


     It is the intent of management and significant stockholders to provide sufficient working capital, when necessary, to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management of significant stockholders to provide additional future funding.

     Net loss for these periods was $(409,269) and $(37,170) respectively. Loss per share for the years ended March 31, 2003 and 2002 was $(.02) and $(.01) respectively.

Item 7. -  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                      Page

Independent Auditor's Report                                        F-1

Predecessor Auditor's Report                                        F-2

Balance Sheets as of March 31, 2003 and 2002                        F-3

Statement of Operations for years ended March 31, 2003 and 2002     F-4
  and Cumulative During Development Stage

Statement of Changes in Stockholders' Equity for the period         F-5
  May 31, 1994 (inception) to March 31, 2003

Statements of Cash Flows for years ended March 31, 2003 and 2002    F-6
  and Cumulative during Development Stage


Notes to Financial Statements                                       F-7 to F-10

                      INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Tekron, Inc.
Deerfield Beach, Florida  33441


     I have audited the accompanying balance sheet of Tekron Inc. (a development stage company) as of March 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from May 31, 1994 through March 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                                  Tekron, Inc.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS


                                               March              March
                                                31,                31,
                                               2003               2002

Current Assets
  Cash On hand and in bank                $    1,311             $    -
                                             -------              -------

Total Assets                              $    1,311             $     -
                                             =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable - Trade                $    8,213             $  7,140
  Advances from Officers                      85,247               29,660
                                           ---------              -------

Total Current Liabilities                     93,460               36,800
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 34,895,000(2002 -
    4,095,000)                                34,895                4,095
Additional paid-in capital                   282,225                5,025

Deficit accumulated during the development
     stage                                  (409,269)             (45,920)
                                           ---------              -------

Total Stockholders' Equity                   (92,149)             (36,800)
                                           ---------              -------

Total Liabilities and Stockholders'
      Equity                              $    1,311             $    -
                                           =========              =======

  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                    Cumulative
                                       During            March 31,  March 31,
                                  Development Stage        2003       2002
------------------------------------------------------------------------------

Revenues                          $    -            $   -         $    -
                                   --------          --------      -------
Operating Expenses
  Consulting fees-( non-cash)       308,000           308,000          -
  General and Administrative
      Expenses                      101,269            55,349       37,170
                                   --------          --------      -------
Total Operating Expenses            409,269           363,349       37,170
                                   --------          --------      -------

Net Loss                         $ (409,269)       $ (363,349)   $ (37,170)
                                   ========          ========      =======
Weighted-average number of shares
 of common stock outstanding     17,500,000        22,450,000    4,095,000
                                 ==========        ==========    =========

Loss per share - Basic and
   Diluted                       $    (.02)        $    (.016)   $   (.009)
                                 =========          =========     ========


The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
              Statement of Changes in Stockholders Equity (Deficit)
       Period from May 31, 1994 (date of inception) through March 31, 2003

                                                         Deficit
                                                        Accumulated
                                              Additional  During
                                Common Stock   Paid-In Development
                             Shares    Amount  Capital   Stage     Total

Opening balance - May 31,
   1994                         -      $  -    $   -   $   -     $     -

May 31,1994
 Shares issued for services    200         1      19       -            20

Net loss for the year           -         -        -         (20)      (20)
                            ------     ------   ------  --------    ------

Balances - March 31, 1995      200         1      19         (20)      -

Net loss - March 31, 1996       -         -        -       -           -
                            ------     ------   ------  --------    -------

Balances - March 31, 1996      200         1      19         (20)      -

Net loss - March 31, 1997      -          -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1997      200         1      19         (20)      -

January 31, 1998
 Private placement          91,000         -    9,100       -        9,100

Net loss - March 31, 1998      -           -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1998   91,200         1    9,119        (20)    9,100

Net loss - March 31, 1999      -           -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1999   91,200         1    9,119        (20)    9,100

September 16, 1999
 Change in par value
 from $.00001 per share to
 $.001 per shares on
                              -           90      (90)       -           -
December 8, 1999
80 for 1 forward stock
 split                   4,012,800     4,013   (4,013)       -           -

Net loss - March 31, 2000     -           -        -      (4,227)    (4,227)
                         ---------    -------  -------  --------    -------

                         4,104,000     4,104    5,016     (4,247)     4,873

Surrender and cancellation
  of stock                  (9,000)       (9)       9        -          -

Net loss - March 31, 2001     -           -        -      (4,503)    (4,503)
                         ---------    -------  -------  --------    -------

Balances- March 31, 2001 4,095,000     4,095    5,025     (8,750)       370

Net loss - March 31, 2002     -           -        -     (37,170)   (37,170)
                         ---------    ------   -------  --------    -------

Balances at March 31,
    2002                 4,095,000    4,095     5,025    (45,920)   (36,800)

S-8 stock issued for
 services - non-cash     2,800,000    2,800   277,200        -      280,000

Shares issued for
  services - non-cash    3,000,000    3,000        -         -        3,000

Shares issued for
  services - non-cash   25,000,000   25,000        -         -       25,000

Net loss - March 31,
    2003                     -         -           -     (363,349) (363,349)
                       -----------   ------   -------    --------   --------

Balances-March 31,
    2003                34,895,000 $ 34,895 $ 282,225  $ (409,269)$ (92,149)
                       ===========   ======   =======    ========   ========


The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                    Cumulative
                                       During            March 31,  March 31,
                                  Development Stage        2003       2002
------------------------------------------------------------------------------
Net Loss                               $ (409,269) $ (363,349)     $ (37,170)
Adjustments to reconcile net loss to
    net cash used in operating
     activities:
  Depreciation                               -           -              -
  Non-cash items                          308,000     308,000           -
   Changes in assets and liabilities:
    Increase in accounts payable            8,213       1,073          7,140
                                       ----------    --------    -----------
       Total adjustments                  316,213     309,073          7,140
                                       ----------    ---------   -----------
Net cash used in operating activities    (93,056)     (54,276)       (30,030)
                                       -----------   ---------   -----------
Cash Flow From Financing Activities:
  Advances from Officers                   85,247      55,587         29,660
  Issuance of stock for cash                9,120        -              -
                                       ----------    ---------   -----------
Net cash provided by financing
 activities                                94,367      55,587         29,660
                                       ----------    ---------   ------------
Increase (Decrease) in cash                 1,311       1,311          ( 370)

Cash and cash equivalents - beginning of
  period                                     -           -               370
                                       ----------    ---------   ------------
Cash and cash equivalents - end of
   period                              $    1,311   $   1,311       $   -
                                       ==========    =========   ============
Supplemental Cash Flow Information:
  Interest paid                        $     -      $    -          $   -
                                       ==========    =========   ===========
  Taxes paid                           $     -      $    -          $   -
                                       ==========    =========   ===========


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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $409,269.

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

3. Income Taxes

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

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

Note D - Fair Value of Financial Instruments

     The carrying amounts of cash, accounts payable and advances from officers, approximates fair value due to the short term nature of these items.

Note E - Related Party Transactions

     The Company has an unwritten agreement with an entity controlled by its officers for management services and office rent. Under this agreement, the Company is obligated to pay, on a monthly basis, $1,000 CAD for management and administrative office services and $500 CAD for office rent. This agreement commenced on July 1, 2001, concurrent with a change in management. As of March 31, 2003 and 2002, respectively, approximately $2,886 US$ and $-0- US$ has been charged to operations on this agreement. The agreement was terminated on June 30, 2002.

Note F - Income Taxes

     The components of income tax (benefit) expense for the twelve months ended March 31, 2003 and 2002 and for the period from May 31, 1994 (date of inception) through March 31, 2003, respectively, are as follows:

                       March 31,    March 31,
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
                     =======          ======         ======

                                      F-8

     As of March 31, 2003, the Company has a net operating loss carryforward of approximately $409,269 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

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

     Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

     The components of the Company's net deferred tax asset at March 31, 2003 and 2002 are as follows:

                                       March 31,      March  31,
                                         2003             2002
                                    ----------       ----------
Deferred tax assets
Net operating loss carry-forwards     $ 409,269      $   45,920
  Less valuation allowance             (409,269)        (45,920)
                                      ---------       ---------
Net Deferred Tax Asset                $   --         $      --
                                      =========       =========

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

     On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock. The registered shares were issued in satisfaction of four (4) separate compensation agreements with the Company's officers and other individuals providing management services to the Company. These shares were valued at $0.10 per share as based on the closing quoted stock price on the respective date of the transaction. These transactions were valued at an aggregate approximate $280,000. This amount has been charged to operations as a non-cash expense in the accompanying financial statements.

     On May 24, 2002, 3,000,000 shares at a par value of $.001 were issued to Reva Corporation in exchange for consulting and advisory services. This amount was charged to operations as a non-cash expense.

     On December 5, 2002, the Company's Board of Directors approved an increase in authorized shares to be issued to 100,000,000 shares of common stock.


     During the balance of the year the Company issued a total of 25,000,000 shares at par value $ .001 for services rendered by officers and directors totalling 4,700,000 and 20,300,000 shares at par value $ .001 to various individuals and non-affiliated companies for consulting services rendered on behalf of the Company.

Note H - Commitments

     On June 13, 2002, the Company entered into a one-year contract with Daily Financial.com, Inc., a New York corporation, to provide corporate finance consulting services to the Company. Daily Financial.com, Inc. is a full service corporate communications firm that specializes in providing high-tech companies with professional and cost-effective corporate consulting services including investor relations, website and newsletter coverage and corporate fact sheets. The compensation for such services rendered is to be 200,000 shares upon completion of contra.

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

Item 8A. -  Controls and Procedures


     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President believes that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.



                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons

     On April 1, 2002, Luigi Brun was named President, CEO and CFO of Tekron, Inc. This change included a change in senior management and Board of Directors. The Directors and Executive Officers of the Company, the positions held by each of them, and the commencement date of their services are as follows:


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

Compliance With Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended March 31, 2032 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2003, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003


ITEM 10 - EXECUTIVE COMPENSATION

None

Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group. Shares of Beneficially Owners of 5% or more of outstanding shares

Name of Beneficial Owner   Shares Beneficially Owned          Percent

Luigi Brun                     3,700,000   Common               10.60%
71 Sir James Court
Arva, Ontario, Canada
N0M 1C0

Canitalia Corp                 5,000,000   Common               14.33%
56 Tempckanie St.
Toronto, Ontario, Canada
M5H 3V5

Foundation(1)                  6,200,000   Common               17.77%
99 Horton St.
London, Ontario, Canada
N6J 4Y6

Donald Douglas                  500,000    Common                1.43%
299 Doon Valley Rd
Kitchener, Ontario, Canada
N2G 4M4

James Kouvarakos              1,000,000    Common                 2.9%
Toronto, Ontario

Ted Malatesta                   200,000    Common                 .57%
City Lights 28D 48th Ave
Long Island, NY  11109

Jae Hwan Jang                         0                             0
Toronto, Ontario

All Directors and Executive
Officers as a Group (4)      5,400,000                           15.5%
(1) Owned by a related person of Luigi Brun)


Item 12 - Certain Relationships and Related Transactions


     On May 24, 2002, Luigi Brun was issued 3,700,000 shares of common stock, restricted, in exchange for his services as President, CEO and CFO of the Company, effective July 1, 2002.

     On May 24, 2002, James Kouvarakos was issued 1,000,000 shares of common stock in exchange for is services as Treasurer to the Company.


     On May 24, 2002, The Company issued to Reva Corporation 3,000,000 shares at a par value of $.001 for executive compensation for consulting and advisory services which were expensed as a non-cash expense to operations in the third quarter of 2002.

     On June 20, 2002, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 2,800,000 shares of common stock at a par value of $.10/share in exchange for satisfaction of four
(4) separate compensation agreements with the Company's officers and other individuals providing management services to the Company. Those individuals were Nicholas Plessas, Mary Maras, Mario Liberatore and William Kefalas. The services were provided and the amount was charged as a non-cash expense to operations in the accompanying financial statements. The following is a summary of shares issued:


        M. Liberatore                    1,000,000
        M. Maras                           800,000
        N. Plessas                         500,000
        W. Kefalas                         500,000
                                         ---------
Aggregate shares issued                  2,800,000
                                         =========
Note: Mary Maras is the spouse of Luigi Brun.

     During the balance of the year a total of 20,300,000 shares were issued at par value for services rendered to various companies and individuals.


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

         8-K Filings Incorporated Herein by Reference


           - Form 8-K filed 10/28/02 announcing change in auditors

31.1     Certification
31.2     Certification
32.1     Certification
32.2     Certification

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Tekron, Inc.

Dated: December 31, 2003                     /s/ Luigi Brun
                                              ---------------
                                               Luigi Brun
                                              Chief Executive Officer and
                                              Chief Financial Officer

EX-31.1 Certification Pursuant to Section 906

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Executive Officer

I, Luigi Brun, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB for Tekron, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the company has:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31,, 2003

/s/ Luigi Brun
-----------------------------------
Luigi Brun,  Chief Executive Officer

EX-31.2 Certification Pursuant to Section 906

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Luigi Brun, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Tekron, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2003

/s/ Luigi Brun
-----------------------------------------
Luigi Brun Chief Financial Officer

EX-32.1 Certification Pursuant to Section 906

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of chief executive officer

     In connection with the Annual Report of Tekron, Inc, a Delaware corporation (the "Company"), on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun, Chief Executive Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or
(15d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Luigi Brun
Luigi Brun Chief Executive Officer
December 31, 2003

EX-32.2 Certification Pursuant to Section 906

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Financial Officer

     In connection with the Annual Report of Tekron, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Luigi Brun
----------------------------
Luigi Brun Chief Financial Officer
December 31,   2003