Form 10QSB/A
period 2003-06-30
TEKRON INC
filed 2004-01-27
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-QSB/A

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934
            For the quarterly period ended June 30, 2003

  [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from ______________ to _____________

                                         Commission File Number: 0-29493

                                  Tekron, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              51-0395658
       ------------------------                     ------------------------
(State of incorporation)                              (IRS Employer ID)
                                                           Number)

             530 S. Federal Hwy, Deerfield Beach, Florida  33441
             ---------------------------------------------------
                    (Address of principal executive offices)

                                (519) - 661-0609
                            ---------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


        June 30, 2003:  34,895,000 common shares


Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  Tekron, Inc.

                 Form 10-QSB/A for the Quarter ended June 30, 2003

                                Table of Contents

Part I - Financial Information                                   Page
  Item 1  Financial Statements                                   3
  Item 2  Management's Discussion and Analysis of                10
              Plan of Operation
  Item 3  Controls and Procedures                                11

Part II -  Other Information
  Item 1  Legal Proceedings                                      12
  Item 2  Changes in Securities                                  12
  Item 3  Defaults Upon Senior Securities                        12
  Item 4  Submission of Matters to a Vote of Security Holders    12
  Item 5  Other Information                                      12
  Item 6  Exhibits and Reports on Form 8-K                       12


Signatures                                                       13


                                     PART I

                             FINANCIAL INFORMATION



Item 1 - Financial Statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet



                                     ASSETS

                                               June               March
                                                30,                31,
                                               2003               2003
------------------------------------------------------------------------------
                                           (Unaudited)
Current Assets
  Cash                                    $     -                $  1,311
                                             -------              -------

Total Assets                              $     -                $  1,311
                                             =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable - Trade                $   23,312             $  8,213
  Advances from Officers                      95,582               85,247
                                           ---------              -------

Total Current Liabilities                    118,894               93,460
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 34,895,00
   (March 31, 2003 - 34,895,000)              34,895               34,895
Additional paid-in capital                   282,225              282,225

Deficit accumulated during the development
     stage                                  (436,014)            (409,269)
                                           ---------              -------

Total Stockholders' Equity                  (118,894)             (92,149)
                                           ---------              -------

Total Liabilities and Stockholders'
      Equity                              $    -                 $  1,311
                                           =========              =======


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                                            Three Months Ended May 31, 1994 to
                                                 June 30,       September 30
                                               2003      2002       2003
INCOME                                        $  -     $    -     $   -
                                              ------    -------   ------

OPERATING EXPENSES
Consulting Fees                                 -       280,000   308,000
Amortization Expenses                           -          -        -
Administrative Expenses                        26,745    15,338   128,014
                                              -------   -------   -------

Total Operating Expenses                       26,745   295,338   436,014
                                              -------   -------   -------

Net Loss from Operations                     $(26,745)$(295,338)$(436,014)
                                              =======   =======   =======

Weighted average number of
 shares outstanding                       17,500,000   4,433,462 17,500,000
                                          ==========   ========= ==========

Net Loss Per Share                           $  -      $   (.07)   $ (.025)
                                             ======     =======   ========




The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



                                                              From
                                                             Inception
                                        THREE MONTHS ENDED  May 31, 1994
                                               June 30,     To June 30,
                                          2003        2002      2003
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $ (26,745) $(295,338)    $ (436,014)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -      280,000        308,000
Changes in assets and liabilities
 Increase(decrease) in Accounts payable  15,099      5,124         23,312
                                        -------     ------        -------
                                         15,099    285,124        331,312
                                        -------    -------        -------

Net Cash Used in Operating Activities   (11,646)   (10,214)      (104,702)
                                        -------    -------       -------

Cash Flow From Financing Activities
Issuance of stock for cash                    -         -          9,120
Advances from Officers                   10,335     10,214        95,582
                                        -------    -------       -------
Net Cash Provided By Financing
    Activities                           10,335     10,214       104,702
                                        -------    -------       -------

Change in Cash                           (1,311)       -             -

Cash and Cash Equivalents - Beginning
    of period                             1,311        -             -
                                        -------    -------       -------

Cash and Cash Equivalents - End
     of period                         $    -     $    -       $     -
                                         =======  ========      =======

Supplemental Cash Flow Information
 Interest paid                         $   -      $    -       $     -
                                         =======  ========      =======
 Taxes paid                            $   -      $    -       $     -
                                         =======  ========      =======

The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                                   (Unaudited)

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

     A consulting agreement was formed between Foundation Strategic Development Corporation, a company and Tekron, Inc. in January, 2003. Foundation Strategic Development Corporation will assist in the reorganization of the Company's business plan, develop presentation materials and seminar materials and provide direct hands-on coaching consulting with respect to presentations and seminars. This effort will provide the Company with the expertise needed to promote the business. This agreement has not been finalized.

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

     On June 19,  2003,  Tekron  entered  into a potential  agreement  with Wall
Street Organization, Inc. who will provide Tekron with marketing services, distributing knowledge of Tekron and its services. to potential investors , preparing business plans and increase communication networks on a national basis.

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $436,014.

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

     In the opinion of management, all accruals and adjustments necessary for a fair presentation as of June 30, 2003 and the results of operations for the six month periods have been made to not make the interim financial statements misleading.

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $436,014.

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

Note E - Fair Value of Financial Instruments

     The carrying amounts of accounts payable and advances from officers, approximates fair value due to the short term nature of these items.

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
                       =======          ======         ======

     As of June 30, 2003, the Company has a net operating loss carryforward of approximately $436,014 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

     There is no current or deferred tax expense for the period from May 31, 1994 (inception) to June 30, 2003 due to net losses by the Company. As of June 30, 2003, the Company had net loss carryforwards of $436,014. The operating loss carryforwards begin to expire in 2015.

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

     During the balance of the year ended March 31, 2003 the Company issued a total of 25,000,000 shares at par value $ .001 for services rendered by officers and directors totalling 4,700,000 and 20,300,000 shares at par value $ .001 to various individuals and non-affiliated companies for consulting services rendered on behalf of the Company.


Note I - Commitments

     On June 13, 2002, the Company entered into a one-year contract with Daily Financial.com, Inc., a New York corporation, to provide corporate finance consulting services to the Company. Daily Financial.com, Inc. is a full service corporate communications firm that specializes in providing high-tech companies with professional and cost-effective corporate consulting services including investor relations, website and newsletter coverage and corporate fact sheets. On behalf of Tekron, Inc., Ms. M. Maras transferred 200,000 shares of common stock at a par value of $0.001 to Daily Financial.com, Inc., in full payment of the one-year contract, which is now complete.

Item 2:  Management's Discussion and Analysis or Plan of Operation

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

(2) Results of Operations, Liquidity and Capital Resources

     On August 11, 2003, the Company held its annual meeting in Deerfield Beach, Florida. Notification of the meeting was sent to all shareholders with meeting materials, agenda and proxy forms included with the notification. The purpose of the meeting was to discuss the prior year's activities, future plans for the company, review of financial statements and appointment of new directors, attorneys, Chief Financial Office, auditor and legal counsel. The following resolutions were adopted on August 11, 2003:

1.       The President's report was received and accepted by shareholders.
2.       Luigi Brun was elected as President, Secretary, CEO and Director.
3.        Donald C. Douglas was elected as Secretary/Treasurer and Director.
4. All prior acts of the directors and officers of the Company were approved, with or without variation (Ratification of Prior Acts Resolution).
5. The financial statements and auditor's report for the fiscal year ended March 31, 2003 were accepted.
6.       Jane Olmstead, CPA was appointed as auditor to the Company.
7.       Marvin Winick was appointed as Chief Financial Officer of the Company
8.       The following legal firms were appointed to represent the Company
         a. Caryle Peterson and Gordon Peterson - a Canadian firm
         b. Lawrence S. Hartman - a USA firm.

     In September, 2003, agreements between Mr. Winick and the Company were not satisfactorily agreed upon by the Board of Directors and Mr. Winick. Mr. Donald
C. Douglas assumed the role of Chief Financial Officer for the company for the forthcoming fiscal year.

     On September 8, 2003, Dr. James Insell was invited by Luigi Brun, Chairman, President &CEO to serve as Chief Executive Officer and Chief Scientific Officer for the Company. Dr. Insell is acting CEO as negotiations ensue with the Board of Directors on terms of an agreement for both his executive compensation package and acquisition of his technology. Dr. Insell earned a B.Sc in engineering physics, a M.Sc. in Microbiology and a Ph.D. in Bacteriology & Immunology from the School of Medicine, University of Western Ontario. Dr. Insell has extensive experience in bacteriology, genetics, biochemistry, cell and molecular biology and environmental engineering. His breakthrough in microbial ontogenetic evolution led to engineered microbial degradation of toxic waste and bioremediation for the past two decades. His extensive experience and knowledge in science, medicine and environmental biotechnology and engineering will advance the Company's goals and objectives in the acquisition and development of high-technology, medical and environmental biotechnology firms. Dr. Insell was nominated for the highly prestigious Ernst Manning leading Canadian scientist award in 1986. Dr. Insell will also serve as technical advisor to the Company.

     As Mr. Luigi Brun served as CEO for the significant portion of this quarterly filing period, he has certified this filing as CEO on behalf of Tekron, Inc.

     A press release dated July 24, 2003 regarding the arrangement with Russian Oil has been terminated, and the July 28, 2003 press release for the Canadian Exploration has changed. Both potential agreements have been terminated due to the Company's due diligent discoveries.

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

     For the three months ended June 30, 2003 and 2002, respectively, the Company incurred net operating losses of $26,745 and $295,338 as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations in June, 2002 for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting was held on August 11, 2003. Matters were submitted to shareholders, voted upon and approved. See above Management's Discussion and Analysis - Part I - Item II.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

     A report Form 8-K was filed with the Securities and Exchange Commission on September 1, 2003 stating that Mr. James Insell has been appointed as CEO and Chief Scientic Officer, Mr. Marvin Winick was appointed as CFO, and two legal firms have been retained: 1) Carlyle Peterson, Gordon Peterson and Phil King, a Canadian firm and 2) Lawrence S. Hartman - a USA firm. A press release was issued to the public on September 8, 2003.

     As previously mentioned, the relationship between Mr. Winick and Tekron, Inc. was never consummated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 31.1   - Certification pursuant to Section of the Sorbanes-
                          Oxley Act of 2002 - Luigi Brun

         Exhibit 31.2   - Certification pursuant to Section of the Sorbanes-
                          Oxley Act of 2002 - Donald Douglas

         Exhibit 32.1   - Certification by Luigi Brun, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.

         Exhibit 32.2   - Certification by Donald Douglas, Chief Financial
                          Officer, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Tekron, Inc.

Dated: January 16, 2004                           /s/ Luigi Brun
                                         --------------------------------
                                               Luigi Brun
                                               President


Dated: January 16, 2004                s/s   Donald Douglas,
                                       -----------------------------
                                              Donald Douglas
                                             Chief Financial Officer

                                                            EXHIBIT 31.1

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Luigi Brun, certify that;


     1. I have  reviewed this  quarterly  report on Form 10-QSB of Tekron, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Luigi Brun
                           ---------------------------------------------
                                        Luigi Brun
                                         President


January 16, 2004

                                                            EXHIBIT 31.2

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Donald Douglas, certify that;


     1. I have  reviewed this  quarterly  report on Form 10-QSB of Tekron, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Donald Douglas
                           ---------------------------------------------
                                        Donald Douglas
                                    Chief Financial Officer

January 16, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc a Delaware corporation (the "Company"), on Form 10-QSB for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun President, of the Company, certify, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Luigi Brun
                             -------------------------------------------
                                             Luigi Brun
                                             President


January 16, 2004

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE S0RBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc. a Delaware corporation (the "Company"), on Form 10-QSB for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Douglas Chief Financial Officer, of the Company, certify, pursuant to
Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Donald Douglas
                             -------------------------------------------
                                             Donald Douglas
                                         Chief Financial Officer


January 16, 2004.