Form 10QSB/A
period 2003-09-30
TEKRON INC
filed 2004-01-27
CIK 1106548

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

                                  Tekron, Inc.

                 Form 10-QSB/A for the Quarter ended September 30, 2003

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


                                     PART I

                             FINANCIAL INFORMATION



Item 1 - Financial Statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet



                                     ASSETS

                                            September             March
                                                30,                31,
                                               2003               2003
------------------------------------------------------------------------------
                                           (Unaudited)
Current Assets
  Cash                                    $     -               $  1,311
                                             -------             -------

Total Assets                              $     -               $  1,311
                                             =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable - Trade                $    4,667             $  8,213
  Advances from Officers                     131,012               85,247
                                           ---------              -------

Total Current Liabilities                    135,679               93,460
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 34,895,00
   (March 31, 2003 - 34,895,000)              34,895               34,895
Additional paid-in capital                   282,225              282,225

Deficit accumulated during the development
     stage                                  (452,799)            (409,269)
                                           ---------              -------

Total Stockholders' Equity                  (135,679)             (92,149)
                                           ---------              -------

Total Liabilities and Stockholders'
      Equity                              $    -                 $  1,311
                                           =========              =======


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                        Three Months Ended   Six Months Ended May 31, 1994 to
                            September 30,      September 30,    September 30
                          2003      2002     2003      2002       2003
INCOME                      $   -    $   -   $  -     $    -     $   -
                             ------   ------  ------    -------   ------

OPERATING EXPENSES
Consulting Fees                 -        -      -       280,000   308,000
Amortization Expenses           -        -      -          -        -
Administrative Expenses      16,785   16,877   43,530    32,215   144,799
                             ------   ------   -------   ------   -------

Total Operating Expenses     16,785   16,877   43,530   312,215   452,799
                             ------   ------   -------   -------  -------

Net Loss from Operations    (16,785)$(16,877)$(43,530)$(312,215)$(452,799)
                             ======   ======  =======   =======   ======

Weighted average number of
 shares outstanding         931,500   931,500 931,500   931,500  931,500
                            =======   ======= =======   =======  =======

Net Loss Per Share         $   (.01)  $ (.000)$  (.01) $  (.000) $  (.04)
                            =======   =======  ======   =======   ======



The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



                                                                From
                                                             Inception
                                        SIX MONTHS ENDED    May 31, 1994
                                       Sept 30,   Sept 30,   To Sept 30,
                                          2003        2002      2003
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $ (43,530) $(312,215)    $(452,799)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -      280,000        308,000
Changes in assets and liabilities
 Increase(decrease) in Accounts payable  (3,546)     7,024         4,667
                                        -------     ------       -------
                                         (3,546)   287,024       312,667
                                        -------     ------       -------

Net Cash Used in Operating Activities   (47,076)   (25,191)     (140,132)
                                        -------    -------       -------

Cash Flow From Financing Activities
Issuance of stock for cash                    -         -          9,120
Advances from Officers                   45,765     25,191       131,012
                                        -------    -------       -------
Net Cash Provided By Financing
    Activities                           45,765     25,191       140,132
                                        -------    -------       -------

Change in Cash                           (1,311)       -             -

Cash and Cash Equivalents - Beginning
    of period                             1,311        -             -
                                        -------    -------       -------

Cash and Cash Equivalents - End
     of period                         $    -     $    -       $     -
                                         =======  ========      =======

Supplemental Cash Flow Information
 Interest paid                         $   -      $    -       $     -
                                         =======  ========      =======
 Taxes paid                            $   -      $    -       $     -
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

     The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron's officers and directors have loaned approximately $131,012 from time of inception, primarily from the Company's president, Mr. Luigi Brun.

     On June 19,  2003,  Tekron  entered  into a potential  agreement  with Wall
Street Organization, Inc. who will provide Tekron with marketing services, distributing knowledge of Tekron and its services. to potential investors , preparing business plans and increase communication networks on a national basis.

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $452,799.

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $452,799.

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

                   September 30,      September 30,
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
                       =======          ======         ======

     As of September 30, 2003, the Company has a net operating loss carryforward of approximately $452,799 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

     There is no current or deferred tax expense for the period from May 31, 1994 (inception) to September 30, 2003 due to net losses by the Company. As of September 30, 2003, the Company had net loss carryforwards of $452,799. The operating loss carryforwards begin to expire in 2015.

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

     For the six months ended September 30, 2003 and 2002, respectively, the Company incurred net operating losses of $45,530 and $312,215 as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations in June, 2002 for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

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

                                       /s/ Donald Douglas
                           ---------------------------------------------
                                        Donald Douglas
                                    Chief Financial Officer

January 16, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc a Delaware corporation (the "Company"), on Form 10-QSB for the six months ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun President, of the Company, certify, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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



                                            /s/ Luigi Brun
                             -------------------------------------------
                                             Luigi Brun
                                             President


January 16, 2004

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE S0RBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc. a Delaware corporation (the "Company"), on Form 10-QSB for the six months ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Douglas Chief Financial Officer, of the Company, certify, pursuant to
Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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