Form 10QSB/A
period 2003-06-30
TEKRON INC
filed 2004-01-28
CIK 1106548

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

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                                            Three Months Ended May 31, 1994 to
                                                 June 30,         June 30
                                               2003      2002      2003
INCOME                                        $  -     $    -     $   -
                                              ------    -------   ------

OPERATING EXPENSES
Consulting Fees                                 -       280,000   308,000
Amortization Expenses                           -          -        -
Administrative Expenses                        26,745    15,338   128,014
                                              -------   -------   -------

Total Operating Expenses                       26,745   295,338   436,014
                                              -------   -------   -------

Net Loss from Operations                     $(26,745)$(295,338)$(436,014)
                                              =======   =======   =======

Weighted average number of
 shares outstanding                        8,723,750   4,433,462
                                          ==========   =========
Net Loss Per Share                        $   (.003)     $   (.07)
                                           ========     =======




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