Form 10QSB/A
period 2003-09-30
TEKRON INC
filed 2004-01-28
CIK 1106548

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

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 34,895,000
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

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                        Three Months Ended   Six Months Ended May 31, 1994 to
                            September 30,      September 30,    September 30
                          2003      2002     2003      2002       2003
INCOME                      $   -    $   -   $  -     $    -     $   -
                             ------   ------  ------    -------   ------

OPERATING EXPENSES
Consulting Fees                 -        -      -       280,000   308,000
Amortization Expenses           -        -      -          -        -
Administrative Expenses      16,785   16,877   43,530    32,215   144,799
                             ------   ------   -------   ------   -------

Total Operating Expenses     16,785   16,877   43,530   312,215   452,799
                             ------   ------   -------   -------  -------

Net Loss from Operations    (16,785)$(16,877)$(43,530)$(312,215)$(452,799)
                             ======   ======  =======   =======   ======

Weighted average number of
 shares outstanding       8,723,750 6,895,000 17,447,500 6,895,000
                          ========= ========= ========== =========

Net Loss Per Share         $  (.002) $  (.002)$   (.002) $  (.045)
                            =======   =======  ========   =======



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