Form 10QSB
period 2003-12-31
TEKRON INC
filed 2004-02-17
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-QSB

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934
            For the quarterly period ended December 31, 2003

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

        December 31, 2003:  34,895,000 common shares


Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  Tekron, Inc.

                 Form 10-QSB for the Quarter ended December 31, 2003

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


                                     PART I

                             FINANCIAL INFORMATION



Item 1 - Financial Statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet



                                     ASSETS

                                             December            March
                                                31,                31,
                                               2003               2003
------------------------------------------------------------------------------
                                           (Unaudited)
Current Assets
  Cash                                    $     -               $  1,311
                                             -------             -------

Total Assets                              $     -               $  1,311
                                             =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable - Trade                $   18,457             $  8,213
  Advances from affiliate                     29,736                  -
  Advances from Officers                     138,570               85,247
                                           ---------              -------

Total Current Liabilities                    186,763               93,460
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 34,895,000
   (March 31, 2003 - 34,895,000)              34,895               34,895
Additional paid-in capital                   282,225              282,225

Deficit accumulated during the development
     stage                                  (503,883)            (409,269)
                                           ---------              -------

Total Stockholders' Equity                  (186,763)             (92,149)
                                           ---------              -------

Total Liabilities and Stockholders'
      Equity                              $    -                 $  1,311
                                           =========              =======


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                        Three Months Ended Nine Months Ended May 31, 1994 to
                            December 31,     December 31,    December 31,
                          2003      2002     2003      2002       2003
INCOME                      $   -    $   -   $  -     $    -     $   -
                             ------   ------  ------    -------   ------

OPERATING EXPENSES
Consulting Fees                 -      3,000    -       283,000   308,000
Amortization Expenses           -        -      -          -        -
Administrative Expenses      51,084   11,649   94,614    43,864   195,883
                             ------   ------   -------   ------   -------

Total Operating Expenses     51,084   14,649   94,614   326,864   503,883
                             ------   ------   -------  -------   -------

Net Loss from Operations    (51,084)$(14,649)$(94,614)$(326,864)$(503,883)
                             ======   ======  =======   =======   =======

Weighted average number of
 shares outstanding      8,723,750 19,895,000 26,171,250 6,895,000
                          ========= ========= ========== =========

Net Loss Per Share        $  (.006) $ (.0001) $ (.004) $    (.047)
                           =======   ======= ========  ==========



The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



                                                                From
                                                             Inception
                                        NINE MONTHS ENDED    May 31, 1994
                                           December 31,     To December 31,
                                          2003      2002         2003
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $ (94,614) $(326,864)     $(503,883)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -      283,000        308,000
Changes in assets and liabilities
 Increase(decrease) in Accounts payable  10,244     (3,737)        18,457
                                        -------    -------        -------
                                         10,244    279,263        326,457
                                        -------    -------        -------

Net Cash Used in Operating Activities   (84,370)   (47,601)      (177,426)
                                        -------    -------       -------

Cash Flow From Financing Activities
Issuance of stock for cash                    -         -          9,120
Advances from affiliate                  29,736         -         29,736
Advances from Officers                   53,323     47,601       138,570
                                        -------    -------       -------
Net Cash Provided By Financing
    Activities                           83,059     47,601       177,426
                                        -------    -------       -------

Change in Cash                           (1,311)       -             -

Cash and Cash Equivalents - Beginning
    of period                             1,311        -             -
                                        -------    -------       -------

Cash and Cash Equivalents - End
     of period                         $    -     $    -       $     -
                                         =======  ========      =======

Supplemental Cash Flow Information
 Interest paid                         $   -      $    -       $     -
                                         =======  ========      =======
 Taxes paid                            $   -      $    -       $     -
                                         =======  ========      =======

The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                                   (Unaudited)

Note 1 - Organization and Description of Business

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $503,883.

 Note 2 - Basis of Presentation

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

     In the opinion of management, all accruals and adjustments necessary for a fair presentation as of December 31, 2003 and the results of operations for the nine month periods have been made to not make the interim financial statements misleading.


Note 3 - Summary of Significant Accounting Policies

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

    Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2003 and 2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

   Earnings (Loss) Per Share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

  Fair Value of Financial Instruments

     The carrying amounts of accounts payable and advances from officers, approximates fair value due to the short term nature of these items.

Note 4 - Related Party Transactions

     Certain of the general and administrative expenses have been paid to a related party of the President of the Company totaling $ 5,817.


Note 5 - Income Taxes

     The components of income tax (benefit) expense for the nine months ended December 31, 2003 and 2002 and for the period from May 31, 1994 (date of inception) through December 31, 2003, respectively, are as follows:

                   December 31,      December 31,
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
                       =======          ======         ======

     As of December 31, 2003, the Company has a net operating loss carryforward of approximately $503,883 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

Note 6 - Common Stock Transactions

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

     For the nine months ended December 31, 2003 and 2002, respectively, the Company incurred net operating losses of $94,614 and $326,864 as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records.

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

                           Part II - Other Information

Item 1 - Legal Proceedings

     On November 25, 2003, the Company filed a statement of claim against various individuals and companies who had received stock from the Company in exchange for advancing funds to the Company based on a contract signed on August 17, 2003. These individuals and/or companies have not provided any funds and the Company is suing for the return of the 1,000,000 shares of stock or the receipt of the promised $ 250,000. In addition the Company is suing for $ 100,000 in loss of profits, $ 250,000 in damages for breach of contract, and the return of $ 10,000 advanced to the defendants.

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

     A report on Form 8-K was filed on January 27, 2004 in connection with the appointment of new auditors, Atkins & Russell, and the resignation of Ms. Jane Olmstead, C.P.A.

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



                                                      Tekron, Inc.

Dated: February 12, 2004                           /s/ Luigi Brun
                                         --------------------------------
                                               Luigi Brun
                                               President


Dated: February 12, 2004                s/s   Donald Douglas,
                                       -----------------------------
                                              Donald Douglas
                                             Chief Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


February 12, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

February 12, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc a Delaware corporation (the "Company"), on Form 10-QSB for the nine months ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun President, of the Company, certify, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


February 12, 2004

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE S0RBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc. a Delaware corporation (the "Company"), on Form 10-QSB for the nine months ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Douglas Chief Financial Officer, of the Company, certify, pursuant to
Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


February 12, 2004.