Form 10KSB
period 2004-03-31
TEKRON INC
filed 2004-07-23
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
          [X] Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the annual period ended March 31, 2004
        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from ______________ to _____________

                         Commission File Number: 0-29493

                                  Tekron, Inc.
               ---------------------------------------------------
                         (Name of small business issuer)

                    Delaware                    51-0395658
               ------------------------ ------------------------
                   (State of incorporation) (IRS Employer ID)
                                               Number)

                    71 Sir James Court, Arva, Ontario N0M 1C0
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (519) 661-0609
                         ------------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common shares, par value $ 0.001
                 ----------------------------------------------

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

     The aggregate market value of voting and non-voting common equity held by non -affiliates as of March 31, 2004 was $ 1,612,659.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 20, 2004, there were 52,445,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [] NO [X]

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

The new business plan encompasses the following:

     On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This proposed acquisition has been abandoned during the current fiscal year.

     On September 5, 2002, Tekron, Inc. announced that the Company has entered into an agreement with Endopisis Medical, Inc. to acquire a 49% interest in the company. Endopisis Medical, Inc. is based in Toronto Canada and aims to develop next-generation non-invasive medical diagnostic technologies that would have the ability to revolutionize medical and emergency care in Canada and around the world. This agreement was abandoned during the current fiscal year.

     On September 26, 2002, Tekron, Inc. announced that it will offer a US $2 million dollar private placement offering of 10,000,000 units at a price of 20 cents per unit. Proceeds from private placement will be used for general working capital and to fund Tekron's ongoing acquisition activities including Endopsis Medical, Inc. This private placement has not been completed as of March 31, 2003. No funds have been raised to date and the offering is based on best efforts. The offer expired on December 31, 2003.

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $530,000.

Item 2 - Description of Properties

     The Company's headquarters are located at 71 Sir James Court, Arva, Ontario, Canada N0M 1C0. The Company's phone number is (519)-661-0609. . This address is the residence of Mr. Brun and is being supplied to the Company at no cost.

Item 3 - Legal Proceedings


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

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended March 31, 2004, there were no submissions of matters to a vote of security holders.


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

Year Ended March 31, 2003

1st quarter       $.05
2nd quarter       $.10
3rd quarter       $.10
4th quarter       $.05

Year ended March 31, 2004

                    High         Low

1st quarter        $.06           $.04
2nd quarter        $.07           $.04
3rd quarter        $.15           $.05
4th quarter        $.08           $.04

     As of March 31, 2004, the Company has paid no cash dividends and has no outstanding options.

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

The new business plan encompasses the following:

     On November 3, 2003 the Company entered into an agreement to acquire a 50% interest in Biovirus Research Incorporated a company which is in the process of developing certain therapeutic and prophylactic veterinarial applications of herpetic vaccines. The agreement calls for Tekron to raise approximately $5,000,000 for Biovirus. Originally, Tekron was to raise initially $3,000,000, however, in exchange for this amount of funds, it was agreed that Tekron would issued to Biovirus, 20,000,000 shares of common stock of Tekron. These shares were issued on November 3, 2003.

     The overall objective of Tekron, Inc. is to form alliances, merge and acquire businesses to further their goals. The current business plan provides for funding through private placement investment and acquisitions. The Company has determined through its experience in business that alternate sources of business funding include venture capital investment, personal loans from management, and institutional loans. Tekron's officers and directors have loaned approximately $148,000 from time of inception, primarily from the Company's president, Mr. Luigi Brun. .


     General and administrative expenses for the years ended March 31, 2004 and 2002 were approximately $ 123,155 and $55,349, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger, accounting records, legal fees, travel expenses in connection with exploring possible acquisitions and compliance with the Exchange Act

     It is the intent of management and significant stockholders to provide sufficient working capital, when necessary, to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management of significant stockholders to provide additional future funding.

     Net loss for these periods was  $(120,705)  and  $(409,269))  respectively.
Loss per share for the years ended March 31, 2004 and 2003 was $(.003) and $(.016) respectively.

Item 7. -  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                      Page

Independent Auditor's Report                                        F-1

Balance Sheets as of March 31, 2004 and 2003                        F-2

Statement of Operations for years ended March 31, 2004 and 2003     F-3
  and Cumulative During Development Stage

Statement of Changes in Stockholders' Equity for the period         F-4
  May 31, 1994 (inception) to March 31, 2003

Statements of Cash Flows for years ended March 31, 2003 and 2002    F-5
  and Cumulative during Development Stage


Notes to Financial Statements                                       F-6

                      INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Tekron, Inc.
Arva, Ontario


     We have audited the accompanying balance sheet of Tekron Inc. (a development stage company) as of March 31, 2004 and March 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from May 31, 1994 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tekron, Inc.. (a development stage company) as of March 31, 2004 and March 31, 2003, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 31,1994 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




Russell & Atkins, PLC
July 22, 2004

Oklahoma City, Oklahoma

                                  Tekron, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  March 31

                                     ASSETS


                                               2004               2003
Current Assets
  Cash On hand and in bank               $       -               $  1,311
                                             -------              -------

Total Current Assets                             -                  1,311
                                           ---------              -------

INVESTMENTS                                3,000,000                  -
                                           ---------              -------

Fixed Assets
  Furniture and equipment                      2,770                  -
  Less: Accumulated depreciation                 -                    -
                                           ---------              -------

Total Fixed Assets                             2,770                  -
                                           ---------              -------

                                         $ 3,002,770             $  1,311
                                           =========              =======


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  March 31



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2004               2003
Current Liabilities
  Accounts Payable                        $   18,281             $  8,213
  Advances from Officers                     148,111               85,247
  Loan payable                                51,682                  -
                                           ---------              -------
Total Current Liabilities                    218,074               93,460
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 52,445,000(2003 -
    34,895,000)                               52,445               34,895
Additional paid-in capital                 3,262,225              282,225
Deficit accumulated during the development
     stage                                  (529,974)            (409,269)
                                           ---------              -------
Total Stockholders' Equity                 2,784,696              (92,149)
                                           ---------              -------
Total Liabilities and Stockholders'
      Equity                              $3,002,770             $  1,311
                                           =========              =======

  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                    Cumulative
                                       During            March 31,  March 31,
                                  Development Stage        2004       2003
------------------------------------------------------------------------------
Revenues                          $    -            $   -         $    -
                                   --------          --------      -------
Operating Expenses
  Consulting fees(non-cash)         305,550            (2,450)     308,000
  General and Administrative
      Expenses                      224,424           123,155       55,349
                                   --------          --------      -------
Total Operating Expenses            529,974           120,705      363,349
                                   --------          --------      -------

Net Loss                         $ (529,974)       $ (120,705)   $(363,349)
                                   ========          ========      =======
Weighted-average number of shares
 of common stock outstanding     41,967,131        41,967,131   22,450,000
                                 ==========        ==========   ==========

Loss per share - Basic and
   Diluted                       $    (.013)       $    (.003)   $   (.016)
                                  =========         =========     ========


The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
              Statement of Changes in Stockholders Equity (Deficit)
                From May 31, 1994(inception) To March 31, 2004

                                                         Deficit
                                                        Accumulated
                                              Additional  During
                                Common Stock   Paid-In Development
                             Shares    Amount  Capital   Stage     Total
Opening balance - May 31,
   1994                         -      $  -    $   -   $   -     $     -

May 31,1994
 Shares issued for services    200         1      19       -            20

Net loss for the year           -         -        -         (20)      (20)
                            ------     ------   ------  --------    ------

Balances - March 31, 1995      200         1      19         (20)      -

Net loss - March 31, 1996       -         -        -       -           -
                            ------     ------   ------  --------    -------

Balances - March 31, 1996      200         1      19         (20)      -

Net loss - March 31, 1997      -          -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1997      200         1      19         (20)      -

January 31, 1998
 Private placement          91,000         -    9,100       -        9,100

Net loss - March 31, 1998      -           -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1998   91,200         1    9,119        (20)    9,100

Net loss - March 31, 1999      -           -        -       -           -
                            -----      ------   -----   --------    -------

Balances - March 31, 1999   91,200         1    9,119        (20)    9,100

September 16, 1999
 Change in par value
 from $.00001 per share to
 $.001 per shares on
                              -           90      (90)       -           -
December 8, 1999
80 for 1 forward stock
 split                   4,012,800     4,013   (4,013)       -           -

Net loss - March 31, 2000     -           -        -      (4,227)    (4,227)
                         ---------    -------  -------  --------    -------

                         4,104,000     4,104    5,016     (4,247)     4,873

Surrender and cancellation
  of stock                  (9,000)       (9)       9        -          -

Net loss - March 31, 2001     -           -        -      (4,503)    (4,503)
                         ---------    -------  -------  --------    -------

Balances- March 31, 2001 4,095,000     4,095    5,025     (8,750)       370

Net loss - March 31, 2002     -           -        -     (37,170)   (37,170)
                         ---------    ------   -------  --------    -------

Balances at March 31,
    2002                 4,095,000    4,095     5,025    (45,920)   (36,800)

S-8 stock issued for
 services                2,800,000    2,800   277,200        -      280,000

Shares issued for
  services               3,000,000    3,000        -         -        3,000

Shares issued for
  services              25,000,000   25,000        -         -       25,000

Net loss - March 31,
    2003                     -         -           -     (363,349) (363,349)
                       -----------   ------   -------    --------   --------

Balances-March 31,
    2003                34,895,000   34,895   282,225    (409,269)  (92,149)

Shares issued for
 Investment in
   Biovirus             20,000,000   20,000 2,980,000        -    3,000,000

Cancellation of shares
 For non-performance    (2,450,000)  (2,450)    -            -       (2,450)

Net Loss - March 31,
   2004                     -           -       -        (120,705) (120,705)
                       -----------  ------- ---------    -------- ---------

Balances - March 31,
   2004                52,445,000  $ 52,445$3,262,225   $(529,974)$2,784,696
                       ===========   ====== =========    ========   ========

The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                    Cumulative
                                       During            March 31,  March 31,
                                  Development Stage        2004       2003
------------------------------------------------------------------------------
Net Loss                               $ (529,974) $ (120,705)     $ (363,349)
Adjustments to reconcile net loss to
    net cash used in operating
     activities:
  Depreciation                               -            -                -
  Stock issued for services               305,550      (2,450)        308,000
   Changes in assets and liabilities:
    Increase in accounts payable           18,281      10,068           1,073
                                       ----------    --------     -----------
       Total adjustments                  323,831       7,618         309,073
                                       ----------    ---------    -----------
Net cash used in operating activities    (206,143)   (113,087)        (54,276)
                                       -----------   ---------    -----------

Cash Flow From Investing Activities
  Purchase of furniture and equipment      (2,770)     (2,770)           -
                                       ----------    --------     -----------

Net cash used in investing activities      (2,770)     (2,770)           -
                                       ----------    --------     -----------
Cash Flow From Financing Activities:
  Advances from Officers                  148,110      62,863          55,587
  Loan from an affiliate                   51,683      51,683           -
  Issuance of stock for cash                9,120        -              -
                                       ----------    --------     -----------
Net cash provided by financing
 activities                               208,913     114,546          55,587
                                       ----------    ---------   ------------
Increase (Decrease) in cash                  -         (1,311)          1,311

Cash and cash equivalents - beginning of
  period                                     -          1,311             -
                                       ----------    ---------   ------------
Cash and cash equivalents - end of
   period                              $     -      $   1,311         $   -
                                       ==========    =========   ============
Supplemental Cash Flow Information:
  Interest paid                        $     -      $    -          $   -
                                       ==========    =========   ===========
  Taxes paid                           $     -      $    -          $   -
                                       ==========    =========   ===========

Supplementary Information

     On November 3, 2003, the Company entered into an agreement with Biovirus Research Incorporated and purchased 50% of the Company for $3,000,000 paid for in stock of Tekron by the issuance of 20,000,000 shares of its Common stock.

The accompanying notes are an integral part of these financial statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - Preparation of Financial Statements

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

     Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

     During fiscal year end periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2004.

Note 2 - Summary of Significant Accounting Policies

Development Stage Enterprise

     The Company has no revenues. The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.

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


Fixed Assets

     Furniture and Equipment are stated at cost. Depreciation is determined on the straight-line basis over the estimated useful life of the equipment being 5 years and commences once the equipment is put into service.

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

Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, respectively, the Company had no warrants and/or options outstanding.

Fair Value of Financial Instruments

     The carrying amounts of cash, accounts payable, advances from an officer and loan payable approximate fair value due to the short term nature of these items.

Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB Interpretation No. 45 (FIN 45) " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The
Company has no current intention to change its policy of accounting for stock-based compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

     On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

     On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

     The company believes that none of the recently issued accounting standards will have a material impact on the financial statements.

Note 3 - Advances from an Officer

     Advances from one of the Company's officers are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Loan Payable

     Advances from a Company controlled by one of the officers of the Company are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 5 - Income Taxes

     The components of income tax (benefit) expense for the twelve months ended March 31, 2004 and 2003 and for the period from May 31, 1994 (date of inception) through March 31, 2004, respectively, are as follows:




                       March 31,    March 31,
                        2004           2003         Cumulative
                     --------         --------      ----------

Federal:
  Current          $     --          $   --         $   --
  Deferred               --              --             --
                     -------          ------         ------
                         --              --             --
                     -------          ------         ------
State:
  Current                --              --             --
  Deferred               --              --             --
                     -------          ------         ------
                         --              --             --
                     -------          ------         ------
  Total            $    --          $  --           $  --
                     =======          ======         ======

     As of March 31, 2004, the Company has a net operating loss carryforward of approximately $529,974 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

     There is no current or deferred tax expenses for the period inception, (May 31, 1994) to March 31, 2004 due to net losses from operations by the Company.

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company. The Company's income tax expense for the twelve months ended March 31, 2004 and 2003 and for the period from May 31, 1994 (date of inception) through March 31, 2004 is zero.

     Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

     The components of the Company's net deferred tax asset at March 31, 2004 and 2003 are as follows:

                                       March 31,      March  31,
                                         2004            2003
                                    ----------       ----------
Deferred tax assets
Net operating loss carry-forwards     $ 529,974      $  409,269
  Less valuation allowance             (529,974)       (409,269)
                                      ---------       ---------
Net Deferred Tax Asset                $   --         $      --
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

     During the balance of fiscal year ended March 31, 2003 the Company issued a total of 25,000,000shares at par value $ .001 for services rendered by officers and directors totaling 4,700,000 and 20,300,000 shares at par value $ .001 to various individuals and non-affiliated companies for consulting services rendered on behalf of the Company.

     In October 2003 the Company cancelled 2,450,000 shares of stock issued to consultants for non-performance.

     In November 2003, the Company issued a total of 20,000,000 shares of its common stock in order to acquire 50% of Biovirus Research Incorporated for a value of $3,000,000 or $.15 per share.

Note 7 - Going Concern Uncertainty

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

     The Company experienced a change in management control during Fiscal 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking to develop either a new viable business plan or to seek a business combination transaction with another viable business enterprise. The Company offered a private placement on October 23, 2002 for $2 million. This private placement has not been completed as of March 31, 2004. The Company is currently in negotiations for several merger/acquisition opportunities.

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $529,674.

     The Company's current management maintains the corporate status of the Company and provides all nominal working capital support on the Company's behalf through March 31, 2004 and subsequent thereto.

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

Note 8 - Comparative Financial Statements

     The  2003  comparative   financial  statements  were  prepared  by  another
accounting firm.

Item 8 - Changes in and Disagreements with Accountants on Accounting Control and Financial Disclosure

     On January 14, 2004 the certified public accounting firm of Jane Olmstead of Denver, Colorado resigned as auditor of the Company. Pursuant to recommendations by the Company's executive management and approval by the Board of Directors, the new auditors, Russell & Atkins, PLC, of Oklahoma City, Oklahoma were appointed on January 15, 2004. A letter from Ms. Olmstead Hatfield was filed with the Securities and Exchange Commission stated that there were no disagreements with the statements made in Form 8-K, Item 4 disclosures.

     The report of Jane Olmstead on the Company's financial statements for the year ended March 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such report qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements between the Company and Jane Olmstead on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which if not resolved to Jane Olmstead's satisfaction would have caused Ms. Olmstead to make reference to the subject matter of the disagreements in connection to her report on the Company's financial statements. There were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

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

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

     Name            Age              Positions             Term Commencement

Luigi Brun           49          President, CEO and CFO          April 1, 2002
                                     And Secretary
Donald Douglas       62          Vice President                  April 1, 2002
Jae Hwan Jang        35          Director                        April 1, 2002


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


Compliance With Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended March 31, 2004 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2004, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2004



ITEM 10 - EXECUTIVE COMPENSATION

None

Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2004 for (i) each of our directors and the Named Executive Officers, (ii) each person known by us to own beneficially 5% or more of the outstanding shares of any class of our voting securities and (iii) all directors and executive officers as a group. Shares of Beneficially Owners of 5% or more of outstanding shares

Name of Beneficial Owner   Shares Beneficially Owned          Percent
Luigi Brun                     5,378,300   Common               10.3%
71 Sir James Court
Arva, Ontario, Canada
N0M 1C0

Biovirus Research Inc.        20,000,000   Common               38.1%
950 Southeast 20th Avenue
Deerfield Beach, Fl 33441

Canitalia Corp                 5,000,000   Common                9.5%
56 Temperance St.
Toronto, Ontario, Canada
M5H 3V5

Foundation(1)                  6,200,000   Common               11.8%
99 Horton St.
London, Ontario, Canada
N6J 4Y6

Donald Douglas                  500,000    Common                0.01%
299 Doon Valley Rd
Kitchener, Ontario, Canada
N2G 4M4

Jae Hwan Jang                         0                             0
Toronto, Ontario

All Directors and Executive
Officers as a Group (2 )      5,878,300                           10.31%
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


     The Company's principal office is located at 71 St. James Court, Arva, Ontario. The principal phone number is (519) 661-0609.



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

         8-K Filings Incorporated Herein by Reference

           - Form 8-K filed January 2004 re the change in auditors

23       Consent of auditors

31&32    Certifications

Item 14 - Principal Accountant Fees and Services

Audit Fees

The gross fees billed for audit fees for 2004 was $ 3,500 and for 2003 $ 4,000.

     There were no other services performed or fees paid to the auditors other than for audit fees described above.












(the rest of the page left blank intentionally)

                                   SIGNATURES



     In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Tekron, Inc.

Dated: July 22, 2004    3                     /s/ Luigi Brun
                                              ---------------
                                               Luigi Brun
                                              Chief Executive Officer and
                                              Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By         /s/ Luigi Brun
                                             ------------------------
                                             Luigi Brun, CEO, CFO & Director


                                 Date          July 22, 2004


                                    By        /s/ Donald Douglas
                                            -------------------------
                                            Donald Douglas, Vice President &
                                             Director

EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Tekron, Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated July 22, 2004 balance sheet of Tekron, Inc. as of March 31, 2004 and March 31, 2003(prepared by another firm of accountants), and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2004 and March 31, 2003.

Russell & Atkins, PLC
Oklahoma City, Oklahoma
July 22, 2004

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

Date: July 22, 2004

/s/ Luigi Brun
-----------------------------------
Luigi Brun,  Chief Executive Officer

EX-32.1 Certification Pursuant to Section 906

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Tekron, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Luigi Brun
----------------------------
Luigi Brun CEO & CFO
July 22, 2004