Form 10QSB
period 2004-06-30
TEKRON INC
filed 2004-08-17
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-QSB/A

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934
            For the quarterly period ended June 30, 2004

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

             71 Sir James Court, Arva, Ontario N0M 1C0
             ---------------------------------------------------
                    (Address of principal executive offices)

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


        June 30, 2004:  52,445,000 common shares

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  Tekron, Inc.

                 Form 10-QSB/A for the Quarter ended June 30, 2004

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


                                     PART I

                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet

                                     ASSETS

                                               June               March
                                                30,                31,
                                               2004               2004
------------------------------------------------------------------------------
                                           (Unaudited)          (Audited)
Current Assets
  Cash                                    $     -                $   -
                                             -------              -------
Total Current Assets                            -                    -

INVESTMENTS                                 3,000,000           3,000,000
                                            ---------           ---------

Fixed Assets
  Furniture and equipment                       2,093               2,770
  Less: Accumulated depreciation                 (105)               -
                                            ---------           ---------
Net Fixed Assets                                1,988               2,770
                                            ---------           ---------

Total Assets                              $ 3,001,988         $ 3,002,770
                                            =========           =========


The accompanying notes are an integral part of these financial statements.






                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet

                                     ASSETS

                                               June               March
                                                30,                31,
                                               2004               2004
------------------------------------------------------------------------------
                                           (Unaudited)          (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Trade                $   18,695             $ 18,281
  Advances from Officers                     149,223              148,111
  Loan payable - affiliate                    51,742               51,682
                                           ---------              -------

Total Current Liabilities                    219,660              218,074
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 52,445,000
   (March 31, 2004 - 52,445,000)              52,445               52,445
Additional paid-in capital                 3,262,225            3,262,225

Deficit accumulated during the development
     stage                                  (532,342)            (529,974)
                                           ---------              -------

Total Stockholders' Equity                 2,782,328            2,784,696
                                           ---------            ---------

Total Liabilities and Stockholders'
      Equity                              $3,001,988           $3,002,770
                                           =========            =========


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                                            Three Months Ended May 31, 1994 to
                                                 June 30,         June 30
                                               2004      2003      2004
INCOME                                        $  -     $    -     $   -
                                              ------    -------   ------

OPERATING EXPENSES
Consulting Fees                                 1,472      -      307,022
Amortization Expenses                             105          -      105
Administrative Expenses                           792    26,745   225,216
                                              -------   -------   -------

Total Operating Expenses                        2,369    26,745   532,343
                                              -------   -------   -------

Net Loss from Operations                     $  2,369 $ (26,745)$(532,343)
                                              =======   =======   =======

Weighted average number of
 shares outstanding                       52,445,000   8,723,750
                                          ==========   =========
Net Loss Per Share                        $   (0.00)   $   (.003)
                                           ========     ========




The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)


                                                              From
                                                             Inception
                                        THREE MONTHS ENDED  May 31, 1994
                                               June 30,     To June 30,
                                          2004        2003      2004
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $  (2,369) $(26,745)    $  (532,343)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -         -           305,550
 Depreciation                               105       -               105
 Foreign exchange adjustment                677                       677
Changes in assets and liabilities
 Increase(decrease) in Accounts payable     414    15,099          18,695
                                        -------     ------        -------
                                          1,196    15,099         325,027
                                        -------    -------        -------

Net Cash Used in Operating Activities    (1,173)  (11,646)      (207,316)
                                        -------    -------       -------

Cash Flow From Investing Activities
  Purchase of furniture and equipment       -        -            (2,769)

Cash Flow From Financing Activities
Issuance of stock for cash                    -         -          9,120
Advances from Officers                    1,114     10,335       149,223
Advances from an affiliate                   59         -         51,742
                                        -------    -------       -------
Net Cash Provided By Financing
    Activities                            1,173     10,335       210,085
                                        -------    -------       -------

Change in Cash                              -    (1,311)           -

Cash and Cash Equivalents - Beginning
    of period                               -     1,311            -
                                        -------    -------       -------

Cash and Cash Equivalents - End
     of period                         $    -     $    -       $   -
                                         =======  ========      =======

Supplemental Cash Flow Information
 Interest paid                         $   -      $    -       $     -
                                         =======  ========      =======
 Taxes paid                            $   -      $    -       $     -
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



 Note 2 - Preparation of Financial Statements

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

     During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended March 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

     In the opinion of management, all accruals and adjustments necessary for a fair presentation as of June 30, 2004 and the results of operations for the six month periods have been made to not make the interim financial statements misleading.

Note 3 - Going Concern Uncertainty

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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $533,000.

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

Note 4 - Summary of Significant Accounting Policies

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

3. Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2004 and 2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

4. Earnings (Loss) Per Share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2004 and 2003, respectively, the Company had no warrants and/or options outstanding.




5. Fair Value of Financial Instruments

     The carrying amounts of accounts payable, advances from officers and loan payable affiliate, approximates fair value due to the short term nature of these items.


Note 5 - Income Taxes

     The components of income tax (benefit) expense for the three months ended June 30, 2004 and 2003 and for the period from May 31, 1994 (date of inception) through June 30, 2004, respectively, are as follows:

                      June 30,          June 30,
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
                       =======          ======         ======

     As of June 30, 2004, the Company has a net operating loss carryforward of approximately $532,343 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

     There is no current or deferred tax expense for the period from May 31, 1994 (inception) to June 30, 2004 due to net losses by the Company. As of June 30, 2004, the Company had net loss carryforwards of $532,343. The operating loss carryforwards begin to expire in 2015.

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

     For the three months ended June 30, 2004 and 2003, respectively, the Company incurred net operating losses of $2,369 and $26,745 as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records.

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

ITEM 3.  CONTROLS AND PROCEDURES

     a) Within the 90-day time period prior to filing this report, we conducted as an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our President.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

     None



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



                                                      Tekron, Inc.

Dated: August 12, 2004                           /s/ Luigi Brun
                                         --------------------------------
                                               Luigi Brun
                                               President


Dated: August 12, 2004                s/s   Donald Douglas,
                                       -----------------------------
                                              Donald Douglas
                                             Chief Financial Officer

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


August 12, 2004

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

August 12, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc a Delaware corporation (the "Company"), on Form 10-QSB for the three months ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun President, of the Company, certify, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


August 12, 2004

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE S0RBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc. a Delaware corporation (the "Company"), on Form 10-QSB for the three months ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Douglas Chief Financial Officer, of the Company, certify, pursuant to
Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


August 12, 2004