Form 10QSB
period 2004-09-30
TEKRON INC
filed 2004-11-12
CIK 1106548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-QSB

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                 Exchange Act of 1934
            For the quarterly period ended September 30, 2004

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

        September 30, 2004:  52,445,000 common shares


Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  Tekron, Inc.

                 Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents

Part I - Financial Information                                   Page

  Item 1  Financial Statements                                   3
  Item 2  Management's Discussion and Analysis of                14
              Plan of Operation
  Item 3  Controls and Procedures                                14

Part II -  Other Information
  Item 1  Legal Proceedings                                      17
  Item 2  Changes in Securities                                  17
  Item 3  Defaults Upon Senior Securities                        18
  Item 4  Submission of Matters to a Vote of Security Holders    18
  Item 5  Other Information                                      18
  Item 6  Exhibits and Reports on Form 8-K                       18

                                     PART I

                             FINANCIAL INFORMATION



Item 1 - Financial Statements

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet



                                     ASSETS

                                             September          March
                                                30,                31,
                                               2004               2004
------------------------------------------------------------------------------
                                           (Unaudited)          (Audited)
Current Assets
  Cash                                    $     -                $   -
                                             -------              -------
Total Current Assets                            -                    -

INVESTMENTS                                 3,000,000           3,000,000
                                            ---------           ---------

Fixed Assets
  Furniture and equipment                       2,093               2,770
  Less: Accumulated depreciation                 (210)               -
                                            ---------           ---------
Net Fixed Assets                                1,883               2,770
                                            ---------           ---------

Total Assets                              $ 3,001,883         $ 3,002,770
                                            =========           =========


The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                                Balance Sheet

                                     ASSETS

                                            September            March
                                                30,                31,
                                               2004               2004
------------------------------------------------------------------------------
                                           (Unaudited)          (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Trade                $   23,601             $ 18,281
  Advances from Officers                     156,063              148,111
  Loan payable - affiliate                    60,058               51,682
                                           ---------              -------

Total Current Liabilities                    239,722              218,074
                                           ---------              -------

Stockholders' Equity
Common stock - $0.001 par value
100,000,000 shares, authorized
- Issued and outstanding - 52,445,000
   (March 31, 2004 - 52,445,000)              52,445               52,445
Additional paid-in capital                 3,262,225            3,262,225

Deficit accumulated during the development
     stage                                  (552,509)            (529,974)
                                           ---------              -------

Total Stockholders' Equity                 2,762,161            2,784,696
                                           ---------            ---------

Total Liabilities and Stockholders'
      Equity                              $3,001,883           $3,002,770
                                           =========            =========


  The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)




                                                                  From
                                                               Inception
                        Three Months Ended   Six Months Ended May 31, 1994 to
                            September 30,      September 30,    September 30
                          2004      2003     2004      2003       2004
INCOME                      $   -    $   -   $  -     $    -     $   -
                             ------   ------  ------    -------   ------

OPERATING EXPENSES
Consulting Fees               2,215      -      3,687      -      309,237
Amortization Expenses           105      -        210      -          210
Administrative Expenses      17,847   16,785   18,638    43,530   243,063
                             ------   ------   -------   ------   -------

Total Operating Expenses     20,166   16,785   22,535    43,530   552,510
                             ------   ------   -------   -------  -------

Net Loss from Operations    (20,166)$(16,877)$(22,535)$ (43,530)$(552,510)
                             ======   ======  =======   =======   ======

Weighted average number of
 shares outstanding      32,445,000  931,500 32,445,000 931,500
                         ==========  ======= ========== =======

Net Loss Per Share         $   -     $   (.02)$   -    $  (.046)
                            =======   =======  ======   =======



The accompanying notes are an integral part of these financial statements.

                                  Tekron, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)

                                                                From
                                                             Inception
                                        SIX MONTHS ENDED    May 31, 1994
                                       Sept 30,   Sept 30,   To Sept 30,
                                          2004      2003         2004
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $ (22,535)  $(43,530)   $  (552,510)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -          -          305,550
 Depreciation                               210        -              210
Changes in assets and liabilities
 Increase(decrease) in accounts payable   5,320    (3,546)         23,601
                                        -------     ------        -------
                                          5,530    (3,546)        329,361
                                        -------     ------        -------

Net Cash Used in Operating Activities   (17,005)  (47,076)       (223,149)
                                        -------    -------       -------

Cash Flow From Investing Activities
  Purchase of furniture and equipment       -           -          (2,093)
  Foreign exchange                          677        -
                                        -------    -------       -------
                                            677        -           (2,093)
                                        -------    -------       -------
Cash Flow From Financing Activities
Issuance of stock for cash                    -         -           9,120
Advances from Officers                    7,952     45,765        156,063
Loan payable - affiliate                  8,376         -          60,059
                                        -------    -------        -------
Net Cash Provided By Financing
    Activities                           16,328     45,765        225,242
                                        -------    -------        -------

Change in Cash                              -       (1,311)          -

Cash and Cash Equivalents - Beginning
    of period                               -        1,311           -
                                        -------    -------       -------

Cash and Cash Equivalents - End
     of period                         $    -      $    -       $    -
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

     In the opinion of management, all accruals and adjustments necessary for a fair presentation as of September 30, 2004 and the results of operations for the six month periods have been made to not make the interim financial statements misleading.


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

     Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $552,510.

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

3. Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2003 and 2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

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


5. - Fair Value of Financial Instruments

     The carrying amounts of accounts payable, advances from officers, and loan payable - affiliate approximates fair value due to the short term nature of these items.

Note 5 - Income Taxes

     The components of income tax (benefit) expense for the six months ended September 30, 2004 and 2003 and for the period from May 31, 1994 (date of inception) through September 30, 2004, respectively, are as follows:

                   September 30,      September 30,
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
                       =======          ======         ======

     As of  September  30,  2004,  the  Company has a net  operating  loss carry forward of approximately $552,500 to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2015. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term taxexempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forward.

     There is no current or deferred tax expense for the period from May 31, 1994 (inception) to September 30, 2004 due to net losses by the Company. As of September 30, 2004, the Company had net loss carry forwards of $552,510. The operating loss carry forwards begin to expire in 2015.

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

     On May 22, 2002, the Company announced that it had entered into a letter of intent to acquire 100.0% of the issued and outstanding common stock of Reva Technologies Corp. (Reva). Reva is a designer and manufacturer of reliable Energy Vehicle Alternatives, focusing on Electric Utility Vehicle solutions for the Low Speed Vehicle (LSV) markets globally. Reva is based in London, Ontario, Canada and has developed an electric utility vehicle for adaptation to multi-purpose applications such as airport support vehicles, industrial plant vehicles and gated community maintenance and security vehicles. This acquisition has not been completed as of September 30, 2004 and its impact on future operations is unknown at this time.

     For the six months ended September 30, 2004 and 2003, respectively, the Company incurred net operating losses of $ 22,535 and $45,530 respectively as a result of expenses principally associated with compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. Additionally, the Company incurred a non-cash charge to operations in June, 2002 for executive compensation related to the issuance of 2,800,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 in the amount of $280,000. This amount was calculated at $0.10 per share which equals the closing quoted price of the Company's equivalent securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

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



                                                      Tekron, Inc.

Dated: November 11, 2004                           /s/ Luigi Brun
                                         --------------------------------
                                               Luigi Brun
                                               President




Dated: November 11, 2004                s/s   Donald Douglas,
                                       -----------------------------
                                              Donald Douglas
                                             Chief Financial Officer

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





November 11, 2004

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





November 11, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc a Delaware corporation (the "Company"), on Form 10-QSB for the six months ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Luigi Brun President, of the Company, certify, pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


November 11, 2004

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE S0RBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Tekron, Inc. a Delaware corporation (the "Company"), on Form 10-QSB for the six months ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Douglas Chief Financial Officer, of the Company, certify, pursuant to
Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:


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


November 11, 2004.