Form 10QSB
period 2004-12-31
TEKRON INC
filed 2005-02-28
CIK 1106548

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended December 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-29493

Tekron, Inc.

-------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware   51-0395658

--------------------------------------------------------------------------

 (State of incorporation)                        (IRS Employer ID)

Number)

71 Sir James Court, Arva, Ontario N0M 1C0

----------------------------------------------------------------------

(Address of principal executive offices)

(519) - 661-0609

--------------------------------------------------------------------

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

        December 31, 2004:  52,445,000 common shares

Transitional Small Business Disclosure Format (Check one): YES [  ] NO [X]

Tekron, Inc.

Form 10-QSB for the Quarter ended December 31, 2004

Table of Contents

Part I - Financial Information

Page

Item 1

Financial Statements

  3

Item 2

Management's Discussion and Analysis of Plan of

Operation

 14

Item 3

Controls and Procedures

 14

Part II - Other Information

Item 1

Legal Proceedings

 17

Item 2

Changes in Securities

 17

Item 3

Defaults Upon Senior Securities

 18

Item 4

Submission of Matters to a Vote of Security Holders

 18

Item 5

Other Information

 18

Item 6

Exhibits and Reports on Form 8-K

 18

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

TEKRON INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	DECEMBER	MARCH
	31,	31,
	2004	2004
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$ -	$ -

Total Current Assets	-	-

INVESTMENTS	3,000,000	3,000,000

FIXED - AT COST
Office furniture and equipment	2,093	2,770
Less: Accumulated depreciation	(314)	-

Net Fixed Assets	1,779	2,770

TOTAL ASSETS	$ 3,001,779	$ 3,002,770

The accompanying notes are an integral part of these financial statements.

TEKRON INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	DECEMBER	MARCH
	31,	31,
	2004	2004
	(UNAUDITED)	(AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$ 23,869	$ 18,281
Advances from officers	159,620	148,111
Loan payable - affiliate	60,310	51,682

Total Current Liabilities	243,799	218,074

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 100,000,000 shares authorized
- issued and outstanding - 52,445,000(March 31, 2004 - 52,445,000)	52,445	52,445

Additional paid in capital	3,262,225	3,262,225

Deficit accumulated during the development stage	(556,690)	(529,974)

Total Stockholders' Equity	2,757,980	2,784,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,001,779	$ 3,002,770

The accompanying notes are an integral part of these financial statements.

TEKRON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FROM
INCEPTION
MAY 31, 1994
THREE MONTHS ENDED	NINE MONTHS ENDED	TO
DECEMBER 31,	DECEMBER 31,	DECEMBER
	2004	2003	2004	2003	31, 2004

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Consulting fees	-	-	3,687	-	309,237
Depreciation	104	-	314	-	314
General and administrative	4,077	51,084	22,715	94,614	247,140

Total Operating Expenses	4,181	51,084	26,716	94,614	556,691

Net Loss	$ (4,181)	$ (51,084)	$ (26,716)	$ (94,614)	$ (556,691)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	52,445,000	8,723,750	52,445,000	26,171,250

Net loss per share - Basic and Diluted	$ -	$ (0.006)	$ -	$ (0.004)

The accompanying notes are an integral part of these financial statements.

TEKRON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FROM
INCEPTION
MAY 31, 1994
NINE MONTHS ENDED	TO
DECEMBER 31,	DECEMBER
	2004	2003	31, 2004

Cash Flow From Operating Activities	$ (26,716)	$ (94,614)	$ (556,691)
Net loss
Adjustments to reconcile net loss to net cash used in
operating activities
Stock issued for services	-	-	305,550
Depreciation	314	-	314
Changes in assets and liabilities
Accounts payable - increase	5,588	10,244	23,869

	5,902	10,244	329,733

Net Cash Used In Operating Activities	(20,814)	(84,370)	(226,958)

Cash Flow From Investing Activities
Purchase of office furniture	-	-	(2,092)
Foreign exchange adjustment	1,097	-	-

Cash Flow Provided By(Used In) Investing Activities	1,097	-	(2,092)

Cash Flow From Financing Activities
Issuance of stock for cash	-	-	9,120
Advances from officers	11,089	29,736	159,620
Loan payable - Affiliate	8,628	53,323	60,310

Cash Flow Provided By Financing Activities	19,717	83,059	229,050

Change in Cash	-	(1,311)	-

Cash and cash equivalents - Beginning of period	-	1,311	-

Cash and cash equivalents - End of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The  overall  objective  of Tekron,  Inc. is to form  alliances,  merge and acquire  businesses to further their goals.  The current  business plan provides for funding through private placement investment and acquisitions.  The Company has  determined  through its  experience in business that  alternate  sources of business  funding  include  venture  capital  investment,  personal  loans from management, and institutional loans. Tekron's officers and directors have loaned approximately  $160,000  from time of  inception,  primarily  from the Company's president,  Mr. Luigi Brun.

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

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

Note 2 - Preparation of Financial Statements(Continued)

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

In the opinion of management,  all accruals and adjustments necessary for a fair presentation as of December 31, 2004 and the results of operations for the six month  periods have been made to not make the interim  financial  statements misleading.

Note 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles,  which contemplate continuation of the Company as a going concern.

The Company  experienced a change in management  control during 2002 and, accordingly, abandoned its initial business plan. The Company is currently seeking  to  develop  either a new viable  business  plan or to seek a business combination  transaction  with another viable business enterprise.

Due to the lack of sustaining  operations  from  inception,  the Company is considered in the development  stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $580,000.

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

Note 3 - Going Concern(continued)

Because  of  the  Company's  lack  of  operating   assets,   the  Company's continuance is fully  dependent on either future sales of securities or upon its current  management  and/or advances or loans from  significant  stockholders orcorporate  officers  to  provide  sufficient working  capital to  preserve  the integrity of the corporate entity during the development phase.

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

Income Taxes

The Company  utilizes  the asset and  liability  method of  accounting  for income  taxes.  At December 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when  material,  are entirely the result of temporary differences.  Temporary differences represent differences in the  recognition  of assets  and  liabilities  for tax and  financial  reporting purposes, primarily accumulated depreciation and amortization.

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

Note 4 - Summary of Significant Accounting Policies(continued)

Income Taxes

As of December 31, 2004 and 2003, respectively, the deferred tax asset is related solely to the Company's net operating loss carry-forward and is fully reserved.

Earnings (loss) per share

Basic  earnings  (loss) per share is computed  by  dividing  the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents   (primarily outstanding  options  and  warrants).   Common  stock equivalents  represent  the  dilutive  effect of the  assumed  exercise  of the outstanding  stock options and warrants,  using the treasury  stock method.  The calculation  of fully  diluted  earnings  (loss) per share  assumes the dilutive effect of the  exercise  of  outstanding  options  and  warrants  at either  the beginning of the respective period presented or the date of issuance,  whichever is later.  As of December 31, 2004 and 2003, respectively, the Company had no warrants and/or options outstanding.

Fair Value of Financial Instruments

The  carrying  amounts of accounts  payable, advances  from  officers, and loan payable – affiliate approximates fair value due to the short term nature of these items.

Note 5 - Income Taxes

The  components  of income tax  (benefit)  expense for the six months ended December 31, 2004 and 2003 and for the  period  from May 31,  1994  (date of inception) through December 31, 2004, respectively, are as follows:

December 31,

December 31,

      2004

     2003

Cumulative

Federal:

Current

$

-

$

-

$

-

Deferred

-

-

-

 -----------------

  ----------------

  ----------------

-

-

-

 -----------------

  ----------------

  ----------------

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

Note 5 - Income Taxes(continued)

December 31,

December 31,

      2004

     2003

Cumulative

State:

Current

$

-

$

-

$

-

Deferred

-

-

-

 -----------------

  ----------------

  ----------------

-

-

-

 -----------------

  ----------------

  ----------------

Totals

$

-

$

-

$

-

 ==========

 ==========

 ==========

As of December 31, 2004, the Company has a net operating loss carry forward of approximately  $580,000 to offset future taxable income.  Subject to current regulations,  this carry-forward  will begin to expire in 2015.  The amount and availability  of  the  net  operating  loss carry-forwards  may be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control;  the  applicable  long-term tax-exempt bond rate; continuity of historical  business;  and subsequent income of the  Company  all  enter  into  the annual   computation  of  allowable  annual utilization of the carry-forward.

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

TEKRON, INC

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED

Note 6 - Common Stock Transactions(continued)

On March 22, 2001, the Company's  officers  surrendered and cancelled 9,000 shares of common stock to the Company for no  consideration.  The effect of this action was to reallocate the par value of the  surrendered  shares to additional paid-in capital.

On June 20, 2002,  the Company  filed a  Registration  Statement  under The Securities Act of 1933 on Form S-8 registering an aggregate  2,800,000 shares of common stock.  The  registered shares were issued in  satisfaction  of four (4) separate   compensation   agreements  with  the Company's officers  and  other individuals  providing  management  services to the  Company. These shares were valued at $0.10  per share as based on the  closing  quoted  stock  price on the respective  date of the  transaction.  These  transactions  were  valued  at an  approximate aggregate of $280,000.  This amount has been charged to operations as a non-cash expense in the accompanying financial statements.

May 24,  2002,  3,000,000  shares at a par value of $.001 or $ 3,000 were issued to Reva Corporation in exchange for consulting and advisory  services.  This amount was charged to operations  as a non-cash  expense.

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

(2) Results of Operations, Liquidity and Capital Resources

The  Company  has  engaged  in  no   significant   operations   other  than organizational activities and  filing of annual and quarterly reports.  It’s interest in Biovirus Medical is also in the development stage.

For the nine months ended  December 31, 2004 and 2003,  respectively,  the Company incurred  net  operating  losses of  $ 26,716 and $51,084 respectively as a result of expenses principally associated with compliance with reporting obligations under The  Securities  Exchange Act  of  1934,  and  other  administrative   expenses associated  with the maintenance of the Company's  issued and outstanding  stock records.  Additionally,  the Company incurred a non-cash charge to operations in June,  2002 for  executive  compensation  related to the  issuance of  2,800,000 shares of common stock issued  pursuant to a Registration  Statement on Form S-8 in the amount of $280,000.  This amount was  calculated at $0.10 per share which equals the closing  quoted price of the Company's  equivalent  securities on the NASDAQ Electronic Bulletin Board on the date of the transaction.

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

Item 2:

Management's Discussion and Analysis or Plan of Operation(continued)

(2) Results of Operations, Liquidity and Capital Resources(continued)

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

Item 3:

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

                           Part II - Other Information

Item 1:

Legal Proceedings

On November  25,  2003,  the Company  filed a  statement  of claim  against various individuals  and companies  who had received  stock from the Company in exchange for advancing funds to the Company based on a contract signed on August 17, 2003. These individuals and/or companies have not provided any funds and the Company is suing for the return of the 1,000,000 shares of stock or the receipt of the  promised $ 250,000.  In  addition  the Company is suing for $100,000 in loss of profits, $ 250,000 in damages for breach of contract,  and the return of $ 10,000 advanced to the defendants.

Item 2:

Changes in Securities

None

Item 3:

Defaults on Senior Securities

None

Item 4:

Submission of Matters to a Vote of Security Holders

None

Item 5:

Other Information

None

Item 6:

Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Item 6:

Exhibits and Reports on Form 8-K

Exhibit 11

Computation of earnings per common share - see

Statement of Operations

Exhibit 31.1

Certification pursuant to Section of the Sorbanes-

Oxley Act of 2002 - Luigi Brun

Exhibit 32.1

Certification by Luigi Brun, President,

pursuant to Section 906 of the Sorbanes-Oxley

Act of 2002.

SIGNATURES

In  accordance  with the  requirements  of the  Exchange  Act of 1934,  the Registrant  has duly  caused  this  report  to be  signed on its  behalf by the undersigned, thereunto duly authorized.

Tekron, Inc.

Dated:  February 8, 2005

/s/ Luigi Brun

   Luigi Brun

   President

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

4. I am responsible for establishing and maintaining  disclosure  controls and procedures (as defined inExchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure  controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries(none in this case), is made known to me by others within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c)  presented  in  this  quarterly   report  my   conclusions   about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed,  based on my most  recent  evaluation,  to the  registrant's  auditors  and the  audit committee  of  registrant's  board  of  directors  (or  persons  performing  the equivalent functions):

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

s/s Luigi Brun

Luigi Brun

President

February 8, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SORBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In  connection  with  the  Quarterly  Report  of  Tekron,  Inc  a  Delaware corporation (the  "Company"),  on Form 10-QSB for the six months ended December 31, 2004 as filed with the  Securities and Exchange Commission (the "Report"), I, Luigi Brun President and Chief Financial Officer, of the Company,  certify,  pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully  complies  with the  requirements  of section  13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

s/s Luigi Brun

Luigi Brun

President

February 8, 2005